Form 10QSB
period 2004-12-31
ALTON VENTURES INC
filed 2005-03-29
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____to _______

Commission file number: 333-118077

ALTON VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12880 Railway Avenue, Unit 35
Richmond, British Columbia	V7E 6G4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 644-5139

Securities Registered Under Section 12(b) of the Exchange Act:
None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ – Not subject to such filing requirements for the last 90 days.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock as of March 15, 2004.

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

     ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
December 31, 2004

Assets
Current assets:
Cash	$4,155

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,800
Indebtedness to related party (Note 2)	25,000
Total current liabilities	26,800

Shareholders’ deficit (Notes 2 and 4):
Common stock	10,000
Additional paid-in capital	4,450
Accumulated deficit	(37,180)
Cumulative translation adjustment	85
Total shareholders’ deficit	(22,645)
$4,155

See accompanying notes to condensed financial statements

     ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					September 6,
					2001
					(Inception)
	Three Months Ended		Six Months Ended		Through
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004
Expenses:
Contributed rent (Note 2)	$300	$300	$600	$600	$4,000
Contributed administrative services (Note 2)	50	—	100	—	450
Mineral interest acquisition costs (Note 3)	—	—	—	—	2,502
Professional fees	2,456	—	5,030	—	9,530
Travel, meals and business promotion	2,305	1,232	4,319	1,232	8,942
Office	2,087	825	4,674	1,039	8,521
Organization costs	—	—	—	—	1,500
Other	33	48	86	48	1,735
Total expenses	7,231	2,405	14,809	2,919	37,180
Loss before income taxes	(7,231)	(2,405)	(14,809)	(2,919)	(37,180)

Income tax provision (Note 5)	—	—	—	—	—

Net loss	$(7,231)	$(2,405)	$(14,809)	$(2,919)	$(37,180)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to condensed financial statements

     ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 6,
			2001
			(Inception)
	Six Months Ended		Through
	December 31,		December 31,
	2004	2003	2004
Net cash used in
operating activities	$(18,962)	$(2,319)	$(30,930)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	—	10,000
Proceeds from officer loan (Note 2)	—	—	25,000
Net cash provided by
financing activities	—	—	35,000

Effect of exchange rate changes on cash	268	4	85

Net change in cash	(18,694)	(2,315)	4,155
Cash, beginning of period	22,849	713	—

Cash, end of period	$4,155	$(1,602)	$4,155

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended June 30, 2004 as filed in its Form SB-2 and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On September 25, 2001, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in Omineca Mining District, British Columbia, Canada. The Company made the first payment under the agreement in November 2001, but terminated the agreement on December 31, 2002 (see Note 3). On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title, and interest in a mineral claim located in Thunder Bay Mining Division, Ontario, Canada (see Note 3).

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

NOTE 2: RELATED PARTY TRANSACTIONS

The Company’s president has contributed office space to the Company since inception. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying condensed financial statements as contributed rent expense with a corresponding credit to “Additional paid-in capital”.

The president has contributed administrative services to the Company since inception. The time and effort was recorded in the accompanying condensed financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to “Additional paid-in capital”.

During February 2004, the president advanced the Company $25,000 for working capital. The loan does not carry an interest rate and is due on demand. Management plans to settle the loan with cash or stock. The balance owed the officer is included in the accompanying condensed financial statements as “Indebtedness to related party”.

In October 2001, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($.001/share).

NOTE 3: OPTION AGREEMENTS ON MINERAL INTERESTS

Omineca Option Agreement
On September 25, 2001, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Omineca Mining District, British Columbia, Canada. Under the terms of the Option Agreement, the Company was required to:

A.	Make option cash payments and exploration expenditures as follows:

	Cash		Exploration
	Payments		Expenditures	Due Date
CDN	$4,000.00	CDN	$-	US$2,502 paid in November 2001
CDN	$-	CDN	$41,000.00	August 31, 2002
CDN	$100,000.00	CDN	$-	January 1, 2003
CDN	$-	CDN	$100,000.00	August 31, 2003

B.	Make annual payments of CDN$100,000, commencing January 1, 2004, as long as the Company held any interest in the claim.

In addition to the above terms, the optionor was to retain a four percent net smelter royalty.

Effective December 31, 2002, the parties terminated the agreement after the Company had made only the first payment under the terms of the agreement.

Thunder Bay Option Agreement
On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Thunder Bay Mining District, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

	Cash		Exploration
	Payments		Expenditures	Due Date
CDN	$-	CDN	$25,000.00	June 30, 2005
CDN	$-	CDN	$50,000.00	June 30, 2006
CDN	$-	CDN	$100,000.00	June 30, 2007
CDN	$50,000.00	CDN	$-	January 1, 2008

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as the Company holds any interest in the claim.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

NOTE 4: SHAREHOLDERS’ DEFICIT

Between October 2001 and May 2002, the Company offered for sale 5,000,000 shares at of its common stock at a price of $0.001 per share. The Company closed the offering after selling all 5,000,000 shares for gross proceeds of $5,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

NOTE 5: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “CA $” refer to Canadian Dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Alton" mean Alton Ventures, Inc., unless otherwise indicated.

Alton is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development
Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.

Diamond drill
A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry
Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economic-ally and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide
Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Waste	Material that is too low in grade to be mined and milled at a profit.

Foreign Currency and Exchange Rates

Dollar costs of Alton’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.25 or CA $1.00 being approximately equal to US $0.80 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING DECEMBER 31, 2004 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

We were incorporated in the State of Nevada on September 06, 2001 as Talon Ventures, Inc. and established a fiscal year end of June 30. On January 15, 2003, our name was changed to Alton Ventures, Inc. by registering a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia V7E 6G4. Our telephone number is (604) 275-6519. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On September 25, 2001, we optioned a mineral property containing four mineral claim in the Omenica area of north-western British Columbia by entering into an Option To Purchase And Royalty Agreement with Mayan Minerals Ltd. on behalf of Angel Jade Mines Ltd., the beneficial owner of the claim, each arms-length British Columbia corporations, to acquire the claim by carrying out certain exploration work on the claim. The option was terminated on December 31, 2002 by Mayan Minerals because we were unable to fund the first phase of the planned three-phase exploration program; therefore we were in default under the option agreement.

On May 07, 2004, we optioned a mineral property containing one mineral claim in northwestern Ontario, Canada by entering into an option agreement with Richard T. Heard, the beneficial owner of the claim, an arms-length British Columbia resident, to acquire the claim by carrying out certain exploration work on the claim. We can acquire a 100% interest in the claim subject to the expenditure of a total of $131,250 through a three-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2008 payments of $37,500 per year are to be made as advance royalty to Mr. Heard so long as Alton retains an interest in the claim.

Under the terms of the agreement, Mr. Heard granted to Alton the sole and exclusive right to acquire 100 percent of his right, title and interest in the claim, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Alton must incur exploration expenditures on the claim of a minimum of $18,750, by June 30, 2005;

2.	Alton must incur exploration expenditures on the claim of a further $37,500, for an aggregate minimum exploration expense of $56,250, by June 30, 2006;

3.	Alton must incur exploration expenditures on the claim of a further $75,000, for an aggregate minimum exploration expense of $131,250, by June 30, 2007; and

4.	Upon exercise of the option, Alton is required to pay to Heard, commencing January 1, 2008, the sum of $37,500 per annum, as prepayment of the net smelter royalty.

Net smelter returns refers to the net proceeds received by Alton from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the claim without encumbrances. The noted payments are advances against that royalty. In the event that we sell or transfer our interest to a third party, that party will assume the obligations under the NSR provision of the option agreement.

The mineral claim optioned by Alton is located in the Maun Lake area of north-western Ontario, Canada and is held under option from Richard T. Heard and consists of one patented mineral claim block and covers 64 hectares (160 acres). The author of the report on the property, N.C.

Carter, Ph.D., P. Eng. concludes that the claim is considered to be unexplored for volcanic massive sulphides. He recommends an exploration program be undertaken to systematically evaluate the claim to identify and test targets for sulphide mineralization.

Mr. Carter is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of the University of New Brunswick, (1960) and of the Michigan Technological University (1962) and holds a Ph.D. in geology from the University of British Columbia. He and has practiced his profession as an exploration geologist for more than 40 years and as a Professional Engineer for 35 years.

Interest in this area was generated in part on information contained in an Ontario Geological Survey release of a multi-element lake sediment geochemical survey undertaken as part of Operation Treasure Hunt in the Nakina - Longlac areas in late 1999 and on known polymetallic, volcanogenic massive sulphides mineralization south of Muriel and Maun Lakes. The claim was selected for acquisition due to its cost, previously recorded surrounding exploration work and because the claim is not located in an environmentally sensitive region.

The claim is located on NTS 1:50,000 sheet 42L/07W in the Maun Lake area northeast of Thunder Bay in the province of Ontario. The individual claim details are as follows:

CLAIM NAME	CLAIM NUMBER	RECORDED HOLDER	EXPIRY DATE DD/MM/YY *	AREA HECTARES	AREA ACRES
Maun Lake	TB 1196524	R.T. Heard	10/07/2005	64	160
		TOTAL (Hectares / Acres)		64	160

*
The expiry date of the lease on the claim will be extended by at least one year through the performance of the planned phase I of the projected exploration program. By completing work on the claim an automatic extension of the expiry date is achieved.

There are no parks or developments that would interfere with exploration for or exploitation of any mineral deposits that might be located on the claim. There are no disputes as to title or liens registered on the claim.

A mineral claim is generally described to be that portion of the public mineral lands which a miner, for mineral exploration and/or mining purposes, takes and holds in accordance with local mineral exploration laws but is also described to mean a parcel of land which might contain precious metals in the soil or rock. In Ontario, a “two-post” mineral claim, where two opposite corners of the boundaries of the claim are physically marked with a survey-type post marked for reference, is a square plot of land 500 metres by 500 metres. The property consists of one mineral claim which in total measures 500 metres (1,640 feet) by 500 metres (1,640 feet) and covers an area of approximately 160 acres or 64 hectares.

The claim was originally staked on July 10, 2003 by Richard T. Heard. Mr. Heard holds the mineral and mining rights to the claim which thereby gives him or his designated agent, the rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. In the event Heard were to grant another deed which is subsequently registered prior to our deed, the third party would obtain good title and we would have nothing.

Heard has granted an option to Alton to allow us to explore, mine and recover any minerals on the claim. As with the preceding, if Heard were to grant an option to another party, that party would be able to enter the claim, carry out certain work commitments and earn right and title to the claim; we would have little recourse as we would be harmed, would not own any claim and would have to cease carrying on business. However, in either event, Heard would be liable to us for monetary damages for breach of the option agreement. The extent of that liability would be for our out of pocket costs for expenditures on the claim, if any, in addition to any lost opportunity costs if the claim proved to be of value in the future. The option agreement does not specifically reference these risks or the recourse provided. Although we would have recourse against Mr. Heard in the situations described, there is a question as to whether that recourse would have specific value.

Under Ontario law, if the ownership of the claim were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $900 and file other documents since we are a foreign company in Canada. We would also be required to form an Ontario company which would necessitate a board of directors, a majority of which would have to be Ontario residents, and obtain audited financial statements for that company. We have decided that if gold mineralization is discovered on the claim and it appears that it might be economical to remove the gold mineralization, we will record the deed of ownership, pay the additional tax and file as a foreign company or establish a corporate subsidiary in Ontario. The decision to record or not record is ours solely.

In Canada, all lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our claim, that is the province of Ontario.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. The legislation ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as fee simple owner of crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The claim we have under option is one such acquisition. Accordingly, fee simple title to our claim resides with the Crown. Our optioned claim is a mineral lease issued pursuant to the Ontario Mining Act to Mr. Heard. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

Information regarding the claim can be determined by reviewing the Ontario government website located at http://www.mci.mndm.gov.on.ca. The website contains a detailed description of the rock formation and mineralization of all staked lands in Ontario. This website database contains a detailed description of the rock formation, mineralization and ownership of Ontario staked lands.

Location and Access

The Maun Lake property is 300 kilometres northeast of Thunder Bay and 75 kilometres north of Geraldton in northwest Ontario. More precisely, the property is situated north of Esnagami Lake and east of O’Sullivan Lake some 33 km north-northwest of Nakina which is on the CN Rail main line. Coordinates for the centre of the subject mineral claim are 50o 17’ North and 86o 50’ West in NTS map-area 42L/07W.

Nakina is 67 kilometres by paved highway north of the town of Geraldton which is on the northern Trans-Canada highway. Excellent secondary logging roads, including the Maun Road, provide access to the property from either of these communities. From Geraldton, access is via the Nakina Highway a distance of 62 kilometres to Highway 643 (O’Sullivan Lake road) and then 30 kilometres to the Maun Road. A short access road to the mineral claim extends north off the Maun Road about 24 kilometres from the O’Sullivan Lake road. Total road distance from Geraldton is approximately 115 kilometres; driving time is 1.5 to 2 hours.

The property is relatively flat with a mean elevation of 1300 feet above sea level. Most of the area has a relief of less than 100 feet. Bedrock is well exposed on most ridges. Gullies, draws and major drainage basins are drift covered. While active logging is underway adjacent to the Maun Road, the claim area remains forest covered with black spruce and lesser poplar. A 1983 forest fire burned most of the higher ground leaving the ridges largely bare. Bedrock is reasonably well exposed throughout the claim area. Low rocky ridges are separated by narrow, swampy areas.

The climate is typical mid latitude continental. Field work is possible year round with access restricted during winter freeze-up and spring thaw.

Previous Work and Exploration History

Public provincial records show a cluster of sulphide showings, 1.5 km southwest of the Holland-Chellew occurrence and within the present mineral claim, including the Nakina trench, the Phelps trench, Wet Vein trench and the Wet Vein extension. These were explored by trenching and stripping in the early 1930s. No assays are available.

Claims encompassing 15 square kilometres were held in the area between 1992 and 2000. Work done during this period included geological mapping, surface geophysics, trenching and sampling and limited diamond drilling of EM conductors away from the known showings. These claims lapsed in early 2001 and the current claim was staked July 10, 2003.

Over the years various samples that have been assayed have been taken from the area of the claim and surrounding areas. The majority of the samples, although published by the Ontario Department of Mines for information and review purposes are not available for the purposes of this report.

Geological Setting

The Maun Lake area is within the northern part of the Onaman - Tashota greenstone belt which forms the eastern part of the Wabigoon subprovince. The general area is underlain mainly by pillowed to massive basaltic flows and tuffs with lesser felsic flows and tuffs and metasedimentary rocks. All of the foregoing are intruded by granitic rocks, gabbroic intrusions and some felsic dykes.

The subject mineral claim is underlain by an east-northeast, strongly deformed sequence of mafic pillow lavas, flow-banded felsic volcanic rocks and lesser metasediments. Diorite/gabbro dykes and sills are widespread. All of these factors when taken together point to the possibility that copper and gold bearing sulphide mineralization may be found on the claim.

We have no known reserves. Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that it will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

2003 Geological Program

During July, 2003, Mr. Carter undertook a broad based review of the claim. Prospecting and sampling was directed to three of the known four trench areas within the mineral claim.

The 2003 program included detailed mapping of the Nakina and Wet Vein stripped areas and investigation of the Phelps trench in the south-western part of the claim. The Wet Vein extension exposure, near the eastern claim boundary, was examined and sampled by the author of the report in 2001.

The Nakina trench area, in the south-eastern part of the claim, elongates in a northwesterly direction measuring 75 x 20 metres and exposes an oxidized massive sulphide zone best developed in interflow metasediments and mafic metavolcanic rocks marginal to their contact with felsic metavolcanic rocks which are flow banded in part; all indicators of the possibility of a sulphide deposit and possible gold.

Mineralization consists of fine-grained, massive pyrrhotite-pyrite with streaks of chalcopyrite and some magnetite and sphalerite over observed widths of between 1.4 and 4 metres and a strike length of 35 metres. The sulphide zone trends west-northwest and is vertical to steeply south-dipping. In the central and western trench area, a 16 x 3 metres lens of medium- to coarse-grained, recrystalized limestone within the mafic metavolcanics features garnet-pyroxene skarn pods containing disseminated pyrite and chalcopyrite. Again, good technical indicators appear that there may be gold in the claim.

The Wet Vein trench area, about 100 metres northwest of the Nakina trench, includes a 65 x 25 metre area which exposes sulphide mineralization. Two lenses of massive, coarse- to fine-grained pyrite and lesser chalcopyrite, measuring 17 x 4-8 metres elongating in northeast and north-northwest directions, are enveloped by stringer and disseminated sulphides. A third, smaller massive sulphide lens occurs along the northern contact

The Wet Vein Extension area, 25 metres east of the western claim boundary features massive sulphide mineralization over a width of 8 metres and a length of 10 metres. The style of mineralization is similar to that seen in the Wet Vein trench 275 metres east. The Phelps trench area , situated in the south-western claim area, consists of two north-south trenches 8 metres apart. These expose massive pyrrhotite-pyrite-chalcopyrite mineralization over widths of between 0.5 and 1.5 metres along an east-west contact on the south. A thin, crystalline limestone unit in the contact area is partially converted to skarn. The style of mineralization here is identical to that seen at the Nakina trench 250 metres northeast. Evidence for the possible continuity of the mineralization between the two areas is supported by the comments of Waddington (1982) who identified sulphide mineralization and crystalline limestone 100 metres west of the Nakina trench. This area was not seen by Mr. Carter.

His report concluded that the two principal zones and styles of exposed massive sulphide mineralization are of different character which may be representative of zoning and present on the Maun Lake property. The Nakina trench mineralization features higher cobalt values and low arsenic; samples from the Wet Vein and Wet Vein Extension trenches are characterized by elevated arsenic values; again, pointers to the possibility of the existence of gold mineralization.

Work on the Property by Alton

Alton has not carried out any exploration on the claim since acquiring the option.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to proceed with the initial exploration of the claim to determine if there are targets of long term interest that may bear further evaluation to determine if sulphides and gold may exist on the claim. Mr. N.C. Carter, Ph.D., P. Eng., authored the “Geological Report On The Maun Lake Property”, dated July 17, 2003, in which he recommended a three-phase exploration program to properly evaluate the potential of the claim. We must conduct exploration to determine what minerals, if any, exist on our claim and if any minerals which are found can be economically extracted and profitably processed.

The Maun Lake property and surrounding area is considered to be underexplored for volcanogenic massive sulphide mineralization. Additional detailed mapping is required to gain a better understanding of the structural settings of the sulphide mineralization and surface geophysical surveys are also warranted.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claim.

Detailed mapping is required to gain a better understanding of the structural setting of the sulphide mineralization. It is doubtful that previous, limited diamond drilling was undertaken with the apparent structural complexity and sulphide zoning in mind.

Based on the report, there is a possibility that a massive sulphide deposit may exist on the claim. This potential warrants the following as a first phase of an exploration program:

  Detailed mapping of the claim is required to gain a better understanding of the structural setting of the sulphide mineralization
  All existing data should be digitized and maintained in a Global Information System (GIS) database. All data acquired in the future should be of a standard to be entered into the digital database format.
  Target areas developed from the initial surveys should be further screened by prospecting, detailed till sampling or Mobil Metal Ion soil sampling as necessary.
  Sampling density may be sufficient to identify drill testable targets directly.
  Should targets of interest be generated from the above work additional testing by diamond drilling should be undertaken in phase II.

We plan a three-phase exploration program to properly evaluate the potential of the claim. We must conduct exploration to determine what minerals, if any, exist on our claim and if any minerals which are found can be economically extracted and profitably processed. Initially, we will establish a grid and review maps of the results of past geological and geochemical programs; then we will complete an electromagnetic survey of the claim and a small test diamond drilling program.

We anticipate that phase 1 of the geological exploration program will cost approximately $20,000 based on the minimum requirements of the option agreement and the report.

It is our intention to retain the services of Mr. Carter to complete the first phase of the work program prior to commencement of the exploration program in mid 2005. We will assess the results of this program upon receipt of his report. The cost estimates for this and other phases of the work program will be based on the minimum requirements of the option agreement and Mr. Carter’s recommendations and reflect local costs for this type of work.

Phase I will begin by mapping the claim and will allow for digitization and GIS referencing of all existing data on the claim. This will entail taking samples from the claim to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold and other minerals will be made. We will then compare the relative concentrations of minerals in the samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. The Global Information System (GIS) referencing system will entail the production of a database whereby all previous known work on the claim (based on information filed with public information bodies such as the Ontario Ministry of Northern Development and Mines) is entered into a computer matrix and correlated based on map coordinates. The results of phase I testing will be entered at a later date and will also be correlated to historical data which may allow for certain conclusions as to the best targets and areas to explore on future work programs, i.e. those targets that give the better chances of finding sulphides and gold in deposit.

The laying out of a grid and line cutting involves the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items can be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involves the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist will take different surface and airborne measurements of the various physical properties of the rocks and interpret the results in terms of what we are seeking. These methods include magnetic, electrical and seismic measurements. Our engineers will then interpret all the data obtained, plot it on the map we have generated and provide their best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Magnetometer and VLF-EM, very low frequency electromagnetic surveys, will be used as an aid to mapping and structural interpretation and may assist in locating mineralization and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies will be evaluated closely and diamond drilled to help in determining their economic potential.

We plan for approximately 600 feet of diamond drilling in the first phase which is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

Phase I will begin by establishing a base line grid with 25-metre stations and cross lines run every 50 metres for 100 metres each side of the baseline. We will then conduct a ground level electromagnetic survey over the grid with readings taken every 25 metres along the lines followed by approximately 600 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM survey. We will also do further rock and geochemical sampling of those areas determined by the geological and EM surveys. This will entail taking till, rock and drill core samples from the claim to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, lead and other indicator minerals will be made. We will then compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We expect the costs of the geophysical work and the diamond drilling to total approximately $20,000. Trenching, drilling and other work done in previously recorded exploration programs will be the guide for the locations of the diamond drilling.

If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we may then employ minor trenching of the areas. Trenches are generally 100 feet in length and 10 to 20 feet wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our work. Once excavation of a trench is completed, samples are taken and analyzed for economically valuable and other indicator minerals that are known to have occurred in the area. Trench and rock samples as well as diamond drilled samples will be tested for traces of gold, silver, lead, copper, zinc, iron and other minerals; however, our primary focus is the search for gold.

These surveys and drilling may require up to three weeks for the base work and an additional three to four months for analysis, evaluation of the results and the preparation of a report on the work accomplished and will bear an estimated total cost of $20,000 based on the report which is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), EM survey costs, diamond drilling, geological and geochemical supplies, assaying, camp equipment and related costs. It is our intention to carry the work out in mid 2005.

Phase II will not be carried out until mid 2006 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Carter. It will be directed towards an expansion of the diamond drilling. The second phase may require up to three weeks work and will cost approximately $42,000 comprised of wages, fees and camp costs, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three to four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

Although it may appear that phase II merely continues phase I, such is not entirely the case. The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claim and Mr. Nicholas Carter, a recognized engineer and geologist, to manage the exploration program. Our only employees will be Brian C. Doutaz and James M. Hutchison, our senior officers and directors. Mr. Carter is not a consultant to Alton, rather he is the author of the geological report. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to continue to retain Mr. Carter as senior geological consultant. We do not intend to initiate negotiations or hire anyone again until we are prepared to carry on with phase II of the anticipated work program.

At present, we have no employees, other than Messrs. Doutaz and Hutchison, our officers and directors. Messrs. Doutaz and Hutchison do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Offices

Our offices are located at 12880 Railway Avenue, Unit 35, Richmond, B.C. Canada V7E 6G4. Currently, these facilities are provided to us by Brian Doutaz, one of our directors and our President, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Alton at cost on a quarterly basis.

Risks

At present we do not know whether or not the claim contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even with the first phase of our exploration program being deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claim into commercial production. Should we be unable to raise additional funds to put the claim into production we would be unable to see the claim evolve into an operating mine and would have to cease business operations.

Results of Operations

The Corporation was incorporated on September 06, 2001; comparative periods for the six months ended December 31, 2004, December 31, 2003 and September 06, 2001 (inception) through December 31, 2004 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to December 31, 2004 was $35,000 as a result of proceeds received from sales of our common stock and an advance of $25,000 from one of our officers.

The Corporation did not generate any revenues from operations for the quarter ended December 31, 2004.

REVENUES

REVENUE – Gross revenue for the quarter ended December 31, 2004 consisted solely of interest earned on bank deposits in the amount of $0 ($0 for the quarter ended December 31, 2003 and $0 for the period from inception to December 31, 2004). For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $0 and $0 respectively.

To date, we have not generated any revenues from our mineral exploration business.

In addition, an officer of the Corporation advanced Alton a total of $25,000 for working capital purposes. The advance does not carry an interest rate and is due on demand. Management plans to settle the advance with cash or stock.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter ended December 31, 2004 was $0 as compared to nil for the quarter ended December 31, 2003 and $10,000 received for the period from inception on September 06, 2001 through to and including December 31, 2004. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $0 and $0 respectively.

EXPENSES

SUMMARY – Total expenses increased to $7,231 in the quarter ended December 31, 2004 from $2,405 in the previous quarter ended December 31, 2003; a total of $37,180 in expenses has been incurred since inception on September 06, 2001 through December 31, 2004. The change in costs this quarter occurred as the result of Alton completing its SB-2 registration statement filing and the attendant legal and accounting costs. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $14,809 and 2,919 respectively. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended December 31, 2004 as compared to $300 for the year ended December 31, 2003 while a total of $4,450 was incurred in the period from inception on September 06, 2001 to December 31, 2004. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $700 and $600 respectively. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters ended December 31, 2004 or December 31, 2003. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $0 and $0 respectively. For the period September 06, 2001 (inception) through December 31, 2004, $2,502 was recorded in acquiring our optioned claim.

MINERAL EXPLORATION AND FILING FEES: $0 was expended on mineral exploration and related filing fees in the quarter ended December 31, 2004 and none was incurred during the similar period last year. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $0 and $0 respectively. To date, we have incurred a total of $nil in exploring our claim for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Alton incurred $2,256 in professional fees for the quarter ended on December 31, 2004 as compared to $0 for the same period in 2003. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $5,030 and $0 respectively. From inception to December 31, 2004, we have incurred a total of $9,530 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended December 31, 2004 or for the year ended December 31, 2004 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $2,087 in office costs were incurred in the most recent quarter which ended on December 31, 2004. By comparison, $825 was incurred for the similar period in the previous fiscal year. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $4,674 and $1,039 respectively. Costs were higher for the current year as the Corporation was completing its SB-2 registration statement filing. For the period September 06, 2001 (inception) through December 31, 2004 a total of $8,521 has been spent on office related expenses.

TRAVEL, MEALS AND BUSINESS PROMOTION: $2,305 in travel, meal and business promotion costs were incurred in the most recent quarter which ended on December 31, 2004. By comparison, $1,232 was incurred for the similar period in the previous fiscal year. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $4,319 and $1,232 respectively. Costs were higher for the current year as the Corporation completing its SB-2 registration statement filing and became more active in developing its long term business plans. For the period September 06, 2001 (inception) through December 31, 2004 a total of $8,942 has been spent on travel, meals and business promotion and related expenses.

INCORPORATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on December 31, 2004. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were $0 and $0 respectively. For the period September 06, 2001 (inception) through December 31, 2004 a total of $1,500 has been spent on incorporation costs related to establishing our business.

OTHER COSTS: $33 in other costs were incurred in the current quarter under review while $48 was incurred for the quarter ended December 31, 2004. For the six month periods ended

December 31, 2004 and December 31, 2003, the comparative values were $86 and $48 respectively. For the period September 06, 2001 (inception) through December 31, 2004, Alton has spent a total of $1,735 on other/miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six month period December 31, 2004, $18,962 in net cash was used as compared to $2,319 having been used in the period ended December 31, 2003. The increase in the current six month period under discussion is largely due to the increase in activity of the Corporation with the filing of the Corporation’s Form SB-2 registration statement and the commencement of the Corporation’s business plan. A total of $30,930 in net cash has been used for the period from Inception on September 06, 2001 to December 31, 2004.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2004 or from the date of inception.

During the current fiscal year under review, Alton did not sell any shares of its common stock. As of the date of this report Alton has 10,000,000 common shares issued and outstanding.

Alton continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Alton does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

Alton believes we can satisfy our cash requirements for the current fiscal year end of June 30, 2005, only by raising additional capital through private placements, equity financing or loans and the like. As of December 31, 2004, we had a deficiency of $22,645 in unallocated working capital.

For the balance of the current fiscal year (to June 30, 2005) we will concentrate our efforts on completion of the prospectus offering under our SB-2 registration statement and the commencement of the first phase of work on the Maun Lake claim. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

For the current quarter we plan on completing the offering under our SB-2 registration statement and planning for the first phase of the exploration program on our optioned claim based on the report written by Nicholas Carter and securing financing for future operations. We will also seek approval from the NASD to allow our stock to be quoted on the NASD OTC-BB and will review other options for further financing of our business operations.

It is our current intention to proceed to Phase I of our exploration program in the summer of 2005 at an estimated cost of $20,000, based on the recommendations of Mr. Carter’s report, which costs are a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II and if phase I is successful. Similarly, if Phase II is not successful, we will terminate the option on the claim and cease operations of the business.

If it turns out that we have not raised enough money to complete our secondary exploration program, we will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with the phase II and we would retain a carried interest. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On August 06, 2004 Alton filed a Form SB-2 registration statement with the Securities and Exchange Commission. Alton became a reporting issuer under the Securities Exchange Act of 1934 on February 11, 2005 when the SB-2 became effective and is now subject to the reporting requirements of the Exchange Act.

We are currently seeking permission from NASD to allow Alton to have its common stock quoted on the NASD Over-The-Counter Bulletin Board. We believe that increasing the liquidity of our stock would allow Alton to be in a better position in which to seek public and private funding for its projects.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2004 – 2005. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	20,000
Repay Shareholder loan	25,000
Phase II exploration program	60,000
Working Capital	60,000
Total	$200,000

As at December 31, 2004, we had a working capital deficit of $22,645. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the completion of the SB-2 offering. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on December 31, 2004, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to December 31, 2004 was $10,000 as a result of proceeds received from sales of our common stock and an advance of $25,000 from an officer. We issued 5,000,000 shares of common stock through a Section 4(2) offering in November, 2001 for cash consideration of $5000. We issued 5,000,000 shares of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000.

As of December 31, 2004, our total assets which consist entirely of cash amounted to $4,155 ($1,002 on December 31, 2003 and $22,849 at June 30, 2004 – last fiscal year end) and our total liabilities were $26,800 ($825 – December 31, 2003 and $31,653 - June 30, 2004 – last fiscal year end). Working capital stood at negative $22,645 (positive $177 – December 31, 2003 and negative $8,804 on June 30, 2004 – last fiscal year end).

For the quarter ended December 31, 2004, the net loss was $7,231 ($0.0007 per share). The loss per share was based on a weighted average of 10,000,000 common shares outstanding. For the same period ended December 31, 2003, the corresponding number was a loss of $2,405 ($0.0002) based on the same number of shares outstanding. For the quarter ended December 31, 2004, the cumulative net loss from inception was $37,180 and the loss per share for the entire period was $0.0037 per share based on a weighted average of 10,000,000 common shares outstanding. For the six month periods ended December 31, 2004 and December 31, 2003, the comparative values were a loss of $14,809 ($0.0015 per share) and a loss of $2,919 ($0.0003 per share) respectively.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended December 31, 2004. Inflation is moderately higher than it was during 2003 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3. Controls and Procedures

The registrant's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Corporation’s Chief Executive Officer and Chief Financial Officer have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

There have been no significant changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Changes in Securities

Alton had 10,000,000 shares of common stock issued and outstanding as of March 15, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

The issuances discussed under this section are exempted from registration under Rule 504 of the Securities Act (“Rule 504”) , Regulation S of the Securities Act (“Reg. S”) or Section 4(2) of the Securities Act (“Section 4(2)”), as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on September 06, 2001 to December 31, 2004 was $35,005 as a result of proceeds received from sales of our common stock and an advance of $25,000 from one of our officers and a shareholder. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$2,502
Professional Fees	9,530
Office Expenses	8,521
Travel, Meals and Business Promotion	8,942
Organizational Costs	1,500
Other Costs	1,735
Total Use of Proceeds to December 31, 2004	$32,730

Common Stock

During the three- and six-month period ended December 31, 2004 no shares of common stock were issued. As of December 31, 2004, there were 10,000,000 shares issued and outstanding and as of March 15, 2005 there were 10,000,000 shares outstanding.

Options

No options were granted during the three-month period ending December 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2004: NONE

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alton Ventures, Inc.
(Registrant)
Date: March 28, 2005

BY: /s/ “Brian C. Doutaz”

Brian C. Doutaz, President, Chief Executive Officer, Principal Executive
Officer and a Member of the Board of Directors

BY: /s/ “James M. Hutchison”

James M. Hutchison, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors