Form 10QSB
period 2005-03-31
ALTON VENTURES INC
filed 2005-05-13
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2005

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock as of May 09, 2004.

Transitional Small Business Format. Yes  ☐  No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

March 31, 2005

Assets

Current assets:
Cash	$2,588

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$1,600
Indebtedness to related party (Note 2)	30,000
Total current liabilities	31,600

Shareholders’ deficit (Notes 2 and 4):
Common stock	10,000
Additional paid-in capital	4,800
Accumulated deficit	(43,795)
Cumulative translation adjustment	(17)

Total shareholders’ deficit	(29,012)

$2,588

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					September 6,
					2001
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005
Expenses:
Contributed rent (Note 2)	$300	$300	$900	$900	$4,300
Contributed administrative services (Note 2)	50	50	150	50	500
Mineral interest acquisition costs (Note 3)	—	—	—	—	2,502
Professional fees	1,330	—	6,360	—	10,860
Travel, meals and business promotion	1,400	620	5,719	1,855	10,342
Office	3,504	520	8,178	1,560	12,025
Organization costs	—	—	—	—	1,500
Other	31	135	117	135	1,766
Total expenses	6,615	1,625	21,424	4,500	43,795
Loss before income taxes	(6,615)	(1,625)	(21,424)	(4,500)	(43,795)

Income tax provision (Note 5)	—	—	—	—	—

Net loss	$(6,615)	$(1,625)	$(21,424)	$(4,500)	$(43,795)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 6,
			2001
			(Inception)
	Nine Months Ended		Through
	March 31,		March 31,
	2005	2004	2005
Net cash used in
operating activities	$(25,427)	$(276)	$(37,395)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	—	10,000
Proceeds from officer loan (Note 2)	5,000	25,000	30,000
Net cash provided by
activities	5,000	25,000	40,000

Effect of exchange rate changes on cash	166	4	(17)

Net change in cash	(20,261)	24,728	2,588
Cash, beginning of period	22,849	713	—

Cash, end of period	$2,588	$25,441	$2,588

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

During February 2004, the president advanced the Company $25,000 for working capital. During March 2005, the president advanced the Company an additional $5,000. No amounts have been repaid against the advances. The advances do not carry an interest rate and are due on demand. Management plans to settle the obligations with cash or stock. The balance owed the officer is included in the accompanying condensed financial statements as “Indebtedness to related party”.

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

Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.

Geochemistry	Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineral Reserve	A mineral reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Oxide	Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

Waste	Material that is too low in grade to be mined and milled at a profit.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MARCH 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

On May 07, 2004, we optioned a mineral property containing one mineral claim in northwestern Ontario, Canada by entering into an option agreement with Richard T. Heard, the beneficial owner of the claim, an arms-length British Columbia resident, to acquire the claim by carrying out certain exploration work on the claim. We can acquire a 100% interest in the claim subject to the expenditure of a total of $140,000 through a three-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2008 payments of $40,000 per year are to be made as advance royalty to Mr. Heard so long as Alton retains an interest in the claim.

Under the terms of the agreement, Mr. Heard granted to Alton the sole and exclusive right to acquire 100 percent of his right, title and interest in the claim, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Alton must incur exploration expenditures on the claim of a minimum of $20,000, by June 30, 2005;
2.	Alton must incur exploration expenditures on the claim of a further $40,000, for an aggregate minimum exploration expense of $60,000, by June 30, 2006;
3.	Alton must incur exploration expenditures on the claim of a further $80,000, for an aggregate minimum exploration expense of $140,000, by June 30, 2007; and
4.	Upon exercise of the option, Alton is required to pay to Heard, commencing January 1, 2008, the sum of $40,000 per annum, as prepayment of the net smelter royalty.

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

Claims encompassing 15 square kilometres were held in the area between 1992 and 2000. Work done during this period included geological mapping, surface geophysics, trenching and sampling and limited diamond drilling of EM conductors away from the known showings. These claim lapsed in early 2001 and the current claim was staked July 10, 2003.

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

Based on the report, there is a possibility that a massive sulphide deposit may exist on the claim. This potential warrants the following as a first phase of an exploration program:

•	Detailed mapping of the claim is required to gain a better understanding of the structural setting of the sulphide mineralization
•	All existing data should be digitized and maintained in a Global Information System (GIS) database. All data acquired in the future should be of a standard to be entered into the digital database format.
•	Target areas developed from the initial surveys should be further screened by prospecting, detailed till sampling or Mobil Metal Ion soil sampling as necessary.
•	Sampling density may be sufficient to identify drill testable targets directly.
•	Should targets of interest be generated from the above work additional testing by diamond drilling should be undertaken in phase II.

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

Phase I will begin by establishing a base line grid with 25-metre stations and cross lines run every 50 metres for 100 metres each side of the baseline. We will then conduct a ground level electromagnetic survey over the grid with readings taken every 25 metres along the lines followed by approximately 600 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM survey. We will also do further rock and geochemical sampling of those areas determined by the geological and EM surveys. This will entail taking till, rock and drill core samples from the claim to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, lead and other indicator minerals will be made. We will then compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We expect the costs of the geophysical work and the diamond drilling to total approximately $15,000. Trenching, drilling and other work done in previously recorded exploration programs will be the guide for the locations of the diamond drilling.

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

Phase II will not be carried out until mid 2006 and will be contingent upon favourable results from phase I and any specific recommendations of Mr. Carter. It will be directed towards an expansion of the diamond drilling. The second phase may require up to three weeks work and will cost approximately $40,000 comprised of wages, fees and camp costs, diamond drilling, assays and related. The cost estimate is also based on the report and is a reflection of local costs for the specified type of work. A further three to four months may be required for analysis and the preparation of a report and evaluation on the work accomplished.

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

Results of Operations

The Corporation was incorporated on September 06, 2001; comparative periods for the nine months ended March 31, 2005, March 31, 2004 and September 06, 2001 (inception) through March 31, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to March 31, 2005 was $40,000 as a result of proceeds received from sales of our common stock and an advance of $30,000 from one of our officers.

The Corporation did not generate any revenues from operations for the quarter ended March 31, 2005.

REVENUES

REVENUE – Gross revenue for the quarter ended March 31, 2005 consisted solely of interest earned on bank deposits in the amount of $0 ($0 for the quarter ended March 31, 2004 and $0 for the period from inception to March 31, 2005). For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $0 and $0 respectively.

To date, we have not generated any revenues from our mineral exploration business.

In addition, an officer of the Corporation advanced Alton a total of $30,000 for working capital purposes. The advance does not carry an interest rate and is due on demand. Management plans to settle the advance with cash or stock.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter ended March 31, 2005 was $0 as compared to nil for the quarter ended March 31, 2004 and $10,000 received for the period from inception on September 06, 2001 through to and including March 31, 2005. No shares were issued in the most recent quarter and no options or warrants were issued to issue shares at a later date. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $0 and $0 respectively.

EXPENSES

SUMMARY – Total expenses increased to $6,615 in the quarter ended March 31, 2005 from $1,625 in the previous quarter ended March 31, 2004; a total of $43,795 in expenses has been incurred since inception on September 06, 2001 through March 31, 2005. The change in costs this quarter occurred as the result of Alton having completing its SB-2 registration statement filing and the attendant legal and accounting costs. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $21,424 and 4,500 respectively. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended March 31, 2005 as compared to $350 for the quarter ended March 31, 2004 while a total of $4,800 was incurred in the period from inception on September 06, 2001 to March 31, 2005. For the nine month periods ended March 31,

2005 and March 31, 2004, the comparative values were $1,050 and $950 respectively. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters ended March 31, 2005 or March 31, 2004. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $0 and $0 respectively. For the period September 06, 2001 (inception) through March 31, 2005, $2,502 was recorded in acquiring our optioned claim.

MINERAL EXPLORATION AND FILING FEES: $0 was expended on mineral exploration and related filing fees in the quarter ended March 31, 2005 and none was incurred during the similar period last year. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $0 and $0 respectively. To date, we have incurred a total of $0 in exploring our claim for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Alton incurred $1,330 in professional fees for the quarter ended on March 31, 2005 as compared to $0 for the same period in 2004. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $6,360 and $0 respectively. From inception to March 31, 2005, we have incurred a total of $10,860 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended March 31, 2005 or for the year ended March 31, 2005 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $3,504 in office costs were incurred in the most recent quarter which ended on March 31, 2005. By comparison, $520 was incurred for the similar period in the previous fiscal year. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $8,178 and $1,560 respectively. Costs were higher for the current year as the Corporation was completing its SB-2 registration statement filing. For the period September 06, 2001 (inception) through March 31, 2005 a total of $12,025 has been spent on office related expenses.

TRAVEL, MEALS AND BUSINESS PROMOTION: $1,400 in travel, meal and business promotion costs were incurred in the most recent quarter which ended on March 31, 2005. By comparison, $620 was incurred for the similar period in the previous fiscal year. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $5,719 and $1,855 respectively. Costs were higher for the current year as the Corporation completing its SB-2 registration statement filing and became more active in developing its long term business plans. For the period September 06, 2001 (inception) through March 31, 2005 a total of $10,342 has been spent on travel, meals and business promotion and related expenses.

INCORPORATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on March 31, 2005. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $0 and $0 respectively. For the period September 06, 2001 (inception) through March 31, 2005 a total of $1,500 has been spent on incorporation costs related to establishing our business.

OTHER COSTS: $31 in other costs were incurred in the current quarter under review while $135 was incurred for the quarter ended March 31, 2005. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were $117 and $135 respectively. For the period September 06, 2001 (inception) through March 31, 2005, Alton has spent a total of $1,766 on other/miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period March 31, 2005, $25,427 in net cash was used as compared to $276 having been used in the period ended March 31, 2004. The increase in the current nine month period under discussion is largely due to the increase in activity of the Corporation with the filing of the Corporation’s Form SB-2 registration statement and the commencement of the Corporation’s business plan. A total of $37,395 in net cash has been used for the period from Inception on September 06, 2001 to March 31, 2005.

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

Plan of Operation

Alton believes we can satisfy our cash requirements for the current fiscal year end of June 30, 2005, only by raising additional capital through private placements, equity financing or loans and the like. As of March 31, 2005, we had a deficiency of $29,012 in unallocated working capital.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2004 – 2005. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	20,000
Repay Shareholder loan	30,000
Phase II exploration program	40,000
Working Capital	75,000
Total	$200,000

As at March 31, 2005, we had a working capital deficit of $29,012. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the completion of the SB-2 offering. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Liquidity and Capital Resources

As of end of the last quarter on March 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to March 31, 2005 was $10,000 as a result of proceeds received from sales of our common stock and an advance of $30,000 from an officer. We issued 5,000,000 shares of common stock through a Section 4(2) offering in November, 2001 for cash consideration of $5000. We issued 5,000,000 shares of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000.

As of March 31, 2005, our total assets which consist entirely of cash amounted to $2,588 ($1,002 on March 31, 2004 and $22,849 at June 30, 2004 – last fiscal year end) and our total liabilities were $31,600 ($825 – March 31, 2004 and $31,653 - June 30, 2004 – last fiscal year end). Working capital stood at negative $29,012 (positive $177 – March 31, 2004 and negative $8,804 on June 30, 2004 – last fiscal year end).

For the quarter ended March 31, 2005, the net loss was $6,615 ($0.0007 per share). The loss per share was based on a weighted average of 10,000,000 common shares outstanding. For the same period ended March 31, 2004, the corresponding number was a loss of $1,625 ($0.0002) based on the same number of shares outstanding. For the quarter ended March 31, 2005, the cumulative net loss from inception was $43,795 and the loss per share for the entire period was $0.0044 per share based on a weighted average of 10,000,000 common shares outstanding. For the nine month periods ended March 31, 2005 and March 31, 2004, the comparative values were a loss of $21,424 ($0.0021 per share) and a loss of $4,500 ($0.0005 per share) respectively.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended March 31, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Alton had 10,000,000 shares of common stock issued and outstanding as of May 09, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on September 06, 2001 to March 31, 2005 was $35,005 as a result of proceeds received from sales of our common stock and an advance of $25,000 from one of our officers and a shareholder. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$2,502
Professional Fees	10,860
Office Expenses	12,025
Travel, Meals and Business Promotion	10,342
Organizational Costs	1,500
Other Costs	1,766
Total Use of Proceeds to March 31, 2005	$38,995

Common Stock

During the three- and nine-month period ended March 31, 2005 no shares of common stock were issued. As of March 31, 2005, there were 10,000,000 shares issued and outstanding and as of May 09, 2005 there were 10,000,000 shares outstanding.

Options

No options were granted during the three-month period ending March 31, 2005.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2005: NONE

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

Alton Ventures, Inc.
(Registrant)

Date: May 12, 2005

BY:	/s/ Brian C. Doutaz

Brian C. Doutaz, President, Chief Executive Officer, Principal Executive
Officer and a Member of the Board of Directors

BY:	/s/ James M. Hutchison

James M. Hutchison, Secretary, Treasurer, Chief Financial Officer, Principal
Financial Officer and a Member of the Board of Directors