Form 10KSB
period 2005-06-30
ALTON VENTURES INC
filed 2005-10-03
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____ to _____

Commission file number: 333-118077

ALTON VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada	68-0542002
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12880 Railway Avenue,
Richmond, British Columbia	V7E 6G4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 275-6519

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: 5,810,000 common shares at $0.10* = $581,000 (* last price at which the Corporation offered stock for sale under its SB-2 registration statement).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,810,000 common shares issued and outstanding as of September 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Cautionary Statement Regarding Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may”, “will”, “should”, “plans”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on page 12, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to CA$ refer to Canadian Dollars and references to common shares refer to common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Alton" mean Alton Ventures, Inc. unless otherwise indicated.

Alton is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claims we have under option. Further exploration and/or drilling will be required before a final evaluation as to the economic and legal feasibility of our projects is determined.

Glossary of Exploration Terms

The following terms, when used in this report, have the respective meanings specified below:

Development	Preparation of a mineral deposit for commercial production, including installation of plant and machinery and the construction of all related facilities. The development of a mineral deposit can only be made after a commercially viable mineral deposit, a reserve, has been appropriately evaluated as economically and legally feasible.
Diamond drill	A type of rotary drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water is pumped to the cutting face. The drill cuts a core of rock, which is recovered in long cylindrical sections an inch or more in diameter.
Exploration	The prospecting, trenching, mapping, sampling, geochemistry, geophysics, diamond drilling and other work involved in searching for mineral bodies.
Geochemistry	Broadly defined as all parts of geology that involve chemical changes or narrowly defined as the distribution of the elements in the earth’s crust; the distribution and migration of the individual elements in the various parts of the earth.
Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.
Geophysics	The science of the earth with respect to its structure, components and development.
Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.
Mineral	A mineral reserve is that part of a mineral deposit which could be
Reserve	economically and legally extracted or produced at the time of the reserve determination.
Mineralization	Rock containing an undetermined amount of minerals or metals.
Oxide	Mineralized rock in which some of the original minerals, usually sulphide, have been oxidized. Oxidation tends to make the mineral more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.
Waste	Material that is too low in grade to be mined and milled at a profit.

Foreign Currency and Exchange Rates

The dollar costs of Alton’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.25 or CA $1.00 being approximately equal to US $0.80 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

Business Development During Last Three Years

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

We are a start-up, exploration stage company engaged in the search for gold and related minerals. Since May, 2004 we have been in the business of the exploration and development of a mineral property containing one mineral claim in Ontario. Our property is without known reserves and our program is exploratory in nature. To date we have not spent anything on research and development activities. On September 15, 2005 a crew departed for the claim to commence phase I of the planned two phase exploration program. A report on the phase I work program will not be available for review until late in 2005. See “Results of Operations” on page 16. Subsequent to year end our SB-2 prospectus offering closed (August, 2005) following the sale of 810,000 shares of common stock at a price of $0.10 per share for gross proceeds of $81,000.

We have not been involved in any bankruptcy, receivership or similar proceeding nor has there been any material reclassification or merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

Our office facilities are currently provided to us by Brian C. Doutaz, one of our directors and a senior officer, without charge, but such arrangement may be cancelled at anytime without notice. As our business activities continue, we anticipate that we will be required to pay a pro rata share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Alton at cost on a monthly basis.

Our Current Business

On May 07, 2004, we optioned a mineral property covering 64 hectares (160 acres)containing one mineral claim in northwestern Ontario, Canada by entering into an option agreement with Richard T. Heard, the beneficial owner of the claim, an arms-length British Columbia resident, to acquire the claim by carrying out certain exploration work on the claim. We can acquire a 100% interest in the claim subject to the expenditure of a total of $140,000 through a three-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2008 payments of $40,000 per year are to be made as advance royalty to Mr. Heard so long as Alton retains an interest in the claim.

Under the terms of the agreement, Mr. Heard granted to Alton the sole and exclusive right to acquire 100 percent of his right, title and interest in the claim, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Alton must incur exploration expenditures on the claim of a minimum of $20,000, by October 31, 2005;

2.	Alton must incur exploration expenditures on the claim of a further $40,000, for an aggregate minimum exploration expense of $60,000, by June 30, 2006;

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

If the results of phase I are unfavourable, we will terminate the option agreement and will not be obligated to make any subsequent payments or perform any additional exploration work on the claim. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments. The same would hold true for the contemplated third phase of the currently recommended three-phase exploration program.

To date we have not performed any work on the claim nor have we spent any money on research and development activities. Information about the claim was presented to Mr. Doutaz for review without any contractual obligations.

The claim is unencumbered and there are no competitive conditions which affect it. Further, there is no insurance covering the claim. We believe that no insurance is necessary since the claim is unimproved and contains no buildings or improvements.

The claim is located on NTS 1:50,000 sheet 42L/07W in the Maun Lake area northwest of Thunder Bay in the province of Ontario. The property consists of one unpatented claim block covering 64 hectares (160 acres). The claim details are shown in the following table:

Claim Name	Tenure Number	Recording Date	Expiry Date
Maun Lake	TB 1196524	July 10, 2003	July 09, 2006

To keep the claim in good standing, such that it does not expire on the date indicated in the preceding, we must begin exploration on or before July 09, 2006 or pay $1,600 to prevent the claim from reverting to the Crown.

It is our intention to incorporate a Canadian subsidiary company and record the deed of ownership in the name of our subsidiary if gold is discovered on the claim and it appears that it would be economically viable to commercially mine.

Alton is an exploration stage company. There is no assurance that a commercially viable mineral deposit exists on the claim that we have under option. Further exploration will be required before an evaluation as to the economic and legal feasibility of the claim is determined.

Item 2. Description of Property

The mineral claim optioned by Alton is located in the Maun Lake area of north-western Ontario, Canada and is held under option from Richard T. Heard. The claim consists of one claim block and covers 64 hectares (160 acres). The author of the report on the property, N.C. Carter, Ph.D., P. Eng. concluded that the claim is considered to be unexplored for volcanic massive sulphides and recommends an exploration program be undertaken to systematically evaluate the claim.

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

The claim is located on NTS 1:50,000 sheet 42L/07W in the Maun Lake area northwest of Thunder Bay in the province of Ontario. The property consists of one unpatented claim block covering 64 hectares (160 acres). The individual claim details are shown in the following table:

CLAIM NAME	CLAIM NUMBER	RECORDED HOLDER	EXPIRY DATE DD/MM/YY *	AREA HECTARES	AREA ACRES
Maun Lake	TB 1196524	R.T. Heard	July 09, 2005	64	160
		TOTAL (Hectares / Acres)		64	160

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

A mineral claim is generally described to be that portion of the public mineral lands which a miner, for mineral exploration and/or mining purposes, takes and holds in accordance with local mineral exploration laws but is also described to mean a parcel of land which might contain precious metals in the soil or rock. In Ontario, a “two-post” mineral claim, where two opposite corners of the boundaries of the claim are physically marked with a survey-type post marked for reference as opposed to simply having an initial single post, is a square plot of land 500 metres by 500 metres. The property consists of one mineral claim which in total measures 500 metres (1,640 feet) by 500 metres (1,640 feet) and covers an area of approximately 160 acres or 64 hectares.

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

Under Ontario law, if the ownership of the claim were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $1,000 and file other documents since we are a foreign company in Canada. We would also be required to form an Ontario company which would necessitate a board of directors, a majority of which would have to be Ontario residents, and obtain audited financial statements for that company. We have decided that if gold mineralization is discovered on the claim and it appears that it might be economical to remove the gold mineralization, we will record the deed of ownership, pay the additional tax and file as a foreign company or establish a corporate subsidiary in Ontario. The decision to record or not record is ours solely.

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

Nakina is 67 kilometres by paved highway north of the town of Geraldton which is on the Trans-Canada highway. Excellent secondary logging roads, including the Maun Road, provide access to the property from either of these communities. From Geraldton, access is via the Nakina Highway a distance of 62 kilometres to Highway 643 (O’Sullivan Lake road) and then 30 kilometres to the Maun Road. A short access road to the mineral claim extends north off the Maun Road about 24 kilometres from the O’Sullivan Lake road. Total road distance from Geraldton is approximately 115 kilometres; driving time is 1.5 to 2 hours.

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

Claims encompassing 15 square kilometres were held in the area between 1992 and 2000. Work done during this period included geological mapping, surface geophysics, trenching and sampling and limited diamond drilling of EM conductors away from the known showings. These claims lapsed in early 2001 and the current claim was staked on July 10, 2003.

Over the years various samples that have been assayed have been taken from the area of the claim and surrounding areas. The majority of the samples, although published by the Ontario Department of Mines for information and review purposes are not available for the purposes of this prospectus.

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

We have no known reserves. Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that it will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease functioning.

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

We plan a three-phase exploration program to properly evaluate the potential of the claim. We must conduct exploration to determine what minerals, if any, exist on our claim and if any minerals which are found can be economically extracted and profitably processed. Initially, we will establish a grid and review maps of the results of past geological and geochemical programs; then we will complete an electromagnetic survey of the claim and a small diamond drill program.

We anticipate that phase 1 of the geological exploration program will cost approximately $24,000 based on the minimum requirements of the option agreement and the report.

We have retained the services of Mr. Carter to complete the first phase of the work program. We will assess the results of this program upon receipt of his report. The cost estimates for this and other phases of the work program will be based on the minimum requirements of the option agreement and Mr. Carter’s recommendations and reflect local costs for this type of work.

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

We will begin by establishing a base line grid with 25-metre stations and cross lines run every 50 metres for 100 metres each side of the baseline. We will then conduct a ground level electromagnetic survey over the grid with readings taken every 25 metres along the lines followed by approximately 600 feet of diamond drilling over selected target areas based on the results of previous exploration which will be coordinated with the results of the EM survey. We will also do further rock and geochemical sampling of those areas determined by the geological and EM surveys. This will entail taking till, rock and drill core samples from the claim to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, silver, lead and other indicator minerals will be made. We will then compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We expect the costs of the geophysical work and the diamond drilling to total approximately $24,000. Trenching, drilling and other work done in previously recorded exploration programs will be the guide for the locations of the diamond drilling.

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

These surveys and drilling may require up to three weeks for the base work and an additional three to four months for analysis, evaluation of the results and the preparation of a report on the work accomplished and will bear an estimated total cost of $24,000 based on the report which is a reflection of local costs for the specified type of work. This cost is made up of wages and fees, grid materials (pickets, paint, flagging etc.), EM survey costs, diamond drilling, geological and geochemical supplies, assaying, camp equipment and related costs.

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

Employees

Initially, we are using the services of subcontractors for manual labour exploration work on our properties and Mr. N.C. Carter, P. Eng., Ph.D., to manage the exploration program as outlined in his report. Mr. Carter is not a consultant to Alton; rather he is the author of the report on the claim and the professional we retained in September, 2005 to lead a team onto the claims and complete phase I of the work program. We intend to hire geologists, engineers and other subcontractors on an as needed basis.

At present, we have no employees, other than Mr. Doutaz and Mr. Hutchison, our officers and directors. Neither has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to employees.

Risks

At present we do not know whether or not the claim contains commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even with the first phase of our exploration program being deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete the second and third phases of our exploration plan, we would have to cease business operations.

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

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders

Within the current fiscal year, no matters have been submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Overview

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On September 15, 2005 the shareholders' list of our common shares showed 50 registered shareholders holding 10,810,000 shares; there are no shares held by broker-dealers. There are 10,810,000 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

In mid-August, we engaged a market maker to assist in the filing of a Form 211 in an effort to have the common shares of Alton Ventures, Inc. quoted on the NASD Over-The-Counter Bulletin Board. There is currently no public market for Alton’s common shares.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Invision does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

In connection with the early development of Alton, we issued a total of 10,000,000 shares of our common stock. We issued 5,000,000 shares to our founder and president, Brian C. Doutaz under Section 4(2) of the Act in November, 2001 and issued 5,000,000 shares to 12 individuals pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended, in November, 2001. In addition, we issued 810,000 shares sold pursuant to a Regulation S-B prospectus to 37 individuals in August, 2005. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Alton. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Corporation had 10,000,000 shares of common stock issued and outstanding as of June 30, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation. A certain number of those shares can be resold in compliance with the limitations of Rule 144.

In general, under Rule 144, a person who has beneficially owned shares privately acquired directly or indirectly from us or from one of our affiliates, for at least one year, or who is an affiliate, is entitled to sell, within any three-month period, a number of shares that do not exceed the greater of 1% of the then outstanding shares or the average weekly trading volume in our shares during the four calendar weeks immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about us. A person who is not deemed to have been an affiliate at any time during the 90 days preceding the sale, and who has beneficially owned restricted shares for at least two years, is entitled to sell all such shares under Rule 144 without regard to the volume limits, current public information requirements, manner of sale provisions or notice requirements.

Item 6. Management's Discussion and Analysis or Plan of Operation

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JUNE 30, 2005 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the State of Nevada on September 06, 2001 as Talon Ventures, Inc. and established a fiscal year end of June 30. On January 15, 2003, our name was changed to Alton Ventures, Inc. by registering a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State. Since our incorporation, we have been in the business of the exploration and development of mineral properties. Our optioned mining property consists of one mineral claims covering an area of approximately 160 acres. To the date of this report, we have spent approximately $0 on research and development and have spent approximately $0 on exploration of the claim.

Results of Operations

Alton was incorporated on September 06, 2001 as Talon Ventures, Inc. On January 15, 2003, our name was changed to Alton Ventures, Inc. by registering a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State. Comparative periods for the years ended June 30, 2005, September 06, 2001 (Inception) through June 30, 2005 and July 01, 2004 through June 30, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to June 30, 2005 was $46,000 as a result of proceeds received from sales of our common stock and an advance of $36,000 from one of our officers. Subsequent to year end we completed our Regulation SB offering with the sale of 810,000 shares at a price of $0.10 per share for gross proceeds of $81,000.

We have not generated any revenues from any of our operations for the year ended June 30, 2005 or for any prior period.

REVENUES

REVENUE: To date, we have not generated any revenues from our mineral exploration business.

An officer of the Corporation advanced Alton a total of $36,000 for working capital purposes. The advance does not carry an interest rate and is due on demand and was subsequently repaid following the end of the fiscal year.

COMMON STOCK: Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and for an initial deposit on expenses to be incurred during the first phase of the exploration program on our optioned mineral claims. Net cash provided by financing activities in the most recent fiscal year ended June 30, 2005 was $0. From inception on September 06, 2001 to June 30, 2005 $10,000 net cash was provided as a result of proceeds received from sales of our common stock.

On August 30, 2005, subsequent to year end, we completed our Regulation SB offering having sold 810,000 shares (of a maximum allowed offering of 1,200,000 shares) at a price of $0.10 per share for gross proceeds of $81,000.

No other shares or warrants or options were issued in the most recent fiscal year.

EXPENSES

SUMMARY – During the year ended June 30, 2005 Alton incurred operating expenses of $29,182 as compared to $10,631 for the similar period last year and a total of $51,553 for the period from inception on September 06, 2001 to June 30, 2005. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan, the conclusion of its Regulation SB registration statement filing with the S.E.C. which subsequently closed after the end of the fiscal year and preparation of the carrying out the first phase exploration program on its mineral property as well as seeking out other projects of merit. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Alton has not incurred any expenses for research and development since inception on September 06, 2001.

CONTRIBUTED EXPENSES: $1,400 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended June 30, 2005 while $1,300 was incurred in the period ended June 30, 2004. For the period September 06, 2001 (inception) through June 30, 2005 a total of $5,150 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

MINERAL EXPLORATION COSTS: $0 in mineral exploration costs were incurred for the year ended June 30, 2005; no such costs were incurred in the period ended June 30, 2004. For the period September 06, 2001 (inception) through June 30, 2005 $2,502 was recorded in acquiring our optioned claim.

PROFESSIONAL FEES: Alton incurred $6,351 in professional fees for the fiscal year ended on June 30, 2005 as compared to $4,500 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan. From inception to September 06, 2001 we have incurred $10,851 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on June 30, 2005 and none were incurred in the previous fiscal year which ended on June 30, 2004. From inception to June 30, 2005 there have been no charges to the compensation account.

OFFICE EXPENSES: $11,435 in office costs were incurred in the past year which ended on June 30, 2005. By comparison, $2,080 was incurred for previous fiscal period ended June 30, 2004. For the period September 06, 2001 (inception) through June 30, 2005 a total of $15,282 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

ORGANIZATIONAL COSTS: no such costs were incurred in fiscal year under review or for the period ended June 30, 2004. For the period September 06, 2001 (inception) through June 30, 2005 we have spent a total of $1,500 on organizational expenses.

TRAVEL MEALS AND BUSINESS PROMOTION COSTS: $4,418 in travel, meals and business promotion expenses were incurred in fiscal year under review while $2,474 were incurred for the period ended June 30, 2004. For the period September 06, 2001 (inception) through June 30, 2005 Alton has spent a total of $9,041 on travel, meals and business promotion related costs.

LICENSES, PERMITS & FILING FEES: $3,825 in licenses, permits and filing fees were incurred in fiscal year under review while $180 was incurred during the period ended June 30, 2004. For the period September 06, 2001 (inception) through June 30, 2005 Alton has spent a total of $5,174 on licenses, permits and filing fees.

OTHER COSTS: $1,753 in other costs were incurred in fiscal year under review while $97 was incurred during the period ended June 30, 2004. For the period September 06, 2001 (inception) through June 30, 2005 Alton has spent a total of $2,053 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended June 30, 2005 $34,041 in net cash was used as compared to $2,678 in the period ended June 30, 2004. A total of $46,009 in net cash has been used for the period from Inception on September 06, 2001 to June 30, 2005. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations, moving ahead with our business plan and commencing the first phase work program on the mineral claims.

INTEREST INCOME / EXPENSES: Alton has neither received nor paid interest since its inception on September 06, 2001.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception.

During the of the fiscal year under review, Alton did not issue any common stock. Subsequent to the end of the year, 810,000 shares at a price of $0.10 per share were issued under an SB-2 registration statement to thirty-seven (37) individuals.

At the end of the fiscal year under review, June 30, 2005 Alton had 10,000,000 common shares issued and outstanding and as of the date of this report, Alton had 10,810,000 common shares issued and outstanding.

Alton continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. At present, we have no employees, other than Mr. Doutaz and Mr. Hutchison, our officers and directors. Neither has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee. We otherwise engage required personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consulting.

RESULTS OF OPERATIONS: On September 15, 2005 a crew went to our optioned mineral claim in Ontario to commence phase I of the planned three phase exploration program. The crew will not complete their work until late September or early October with samples being sent to a laboratory for geochemical analysis.

Phase I may require up to three weeks for the base work and an additional two to three months for analysis, evaluation of the work completed and the preparation of a report and will bear an estimated total cost of $24,000 which is a reflection of local costs for the specified type of work. Costs for phase I are made up of wages, fees, grid materials, transportation, geological and geochemical supplies, diamond drilling, assaying, camp equipment and related costs. We will assess the results of this program upon receipt of an appropriate engineering or geological report.

The option agreement calls for a second phase of exploration to be carried out in 2006 at a cost of $40,000. If the phase I work program is favourable, additional funding will be required in order to satisfy this and other cash demands on Alton. It is our intention to fund these requirements through additional equity offerings, private placements or loans. In the event we are not able to complete the required funding we will have to suspend business. In any event, until the results of phase I are known we are not in a position to know whether we will carry on with phase II. If the results of phase I are unfavourable, we will terminate the option and will have no further obligations under the agreement. Similarly, if the results of phase II are unfavourable, we will terminate the option and will not be obligated to make any subsequent payments.

We will not move on to a subsequent phase of the exploration program until the phase we are working on is completed and the evaluation has been rendered. We will determine when that occurs. We do not have any plans to take Alton from phase I or II or III exploration to revenue generation. This is because we have not yet found anything and it is impossible to project revenue from nothing.

A report on the phase I work program will not be available for review until early 2006.

Risks

At present we do not know whether or not the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We have sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program we will need to raise additional funding. Even with the first phase of our exploration program being deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases.

Finally, even if our exploration program is successful we may not be able to obtain commercial production. If our exploration program is successful and commercial quantities of ore are discovered we will require a significant amount of additional funds to place the claims into commercial production. Should we be unable to raise additional funds to put the claims into production we would be unable to see the claims evolve into an operating mine and would have to cease business operations.

Use of Proceeds

Net cash provided by financing activities from inception on September 06, 2001 to June 30, 2005 was $46,000 as a result of proceeds received from sales of our common stock and an advance of $36,000 from one of our officers and a shareholder. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 2,502
Professional Fees
Office Expenses
Travel, Meals and Business Promotion
Organizational Costs
Other Costs
Total Use of Proceeds to June 30, 2005	$38,995

Plan of Operation

Alton believes we can satisfy our cash requirements for the current fiscal year end of June 30, 2006, only by raising additional capital through private placements, equity financing or loans and the like. As of June 30, 2005, we had a deficiency of $29,012 in unallocated working capital.

Subsequent to year end we completed our Regulation SB-2 registration statement by selling 810,000 shares (of a maximum 1,200,000 shares) at a price of $0.10 for gross proceeds of $81,000 which will fund the current phase I work program and current capital commitments.

For the balance of the fiscal year (to June 30, 2006) we will concentrate our efforts on completion of the first phase of work on the Maun Lake claim. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

We are currently proceeding with Phase I of our exploration program at an estimated cost of $24,000, based on the recommendations of Mr. Carter’s report, which costs are a reflection of local costs for the type of work program planned. We will proceed to Phase II only if we are also successful in being able to secure the capital funding required to complete Phase II and if phase I is successful. Similarly, if Phase II is not successful, we will terminate the option on the claim and cease operations of the business.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 –2006. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	24,000
Repay Shareholder loan	36,000
Phase II exploration program	40,000
Working Capital	65,000
Total	$200,000

As at June 30, 2005, we had a working capital deficit of $35,506. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Liquidity and Capital Resources

As of end of the fiscal year on June 30, 2005 we have yet to generate any revenues from our business operations.

Net cash provided by financing activities from inception on September 06, 2001 to June 30, 2005 was $46,000 as a result of proceeds received from sales of our common stock and an advance of $36,000 from an officer. We issued 5,000,000 shares of common stock through a Section 4(2) offering in November, 2001 for cash consideration of $5,000. We issued 5,000,000 shares of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000.

As of June 30, 2005, our total assets which consist entirely of cash amounted to $6,226 and our total liabilities were $41,732. Working capital stood at negative $35,506.

For the year ended June 30, 2005, the net loss was $29,812 ($0.0030 per share). The loss per share was based on a weighted average of 10,000,000 common shares outstanding. For the same period ended June 30, 2004, the corresponding number was a loss of $10,631 ($0.0010) based on the same number of shares outstanding. For the year ended June 30, 2005, the cumulative net loss from inception was $51,553 and the loss per share for the entire period was $0.0052 per share based on a weighted average of 10,000,000 common shares outstanding.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 - 2006. Management projects that we may require $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase I exploration program	24,000
Repay Shareholder loan	36,000
Phase II exploration program	40,000
Working Capital	66,000
Total	$200,000

As at June 30, 2005 we had a working capital deficit of $35,506. Subsequent to the end of the fiscal year in August, 2005 we completed a Regulation SB offering whereby Alton raised a total of $81,000 through the sale of 810,000 shares of $0.001 par value common stock at a price of $0.10 per share which will enable us to address current commitments. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial statements.

Going Concern

These consolidated financial statements have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. These consolidated financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary if we are unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Research and Development

Research costs are expensed as incurred. During the year, $0 (2004 - $0) was incurred on research and development.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Alton’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At June 30, 2005 the exchange rate was approximately CA $1.25 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended June 30, 2005. Inflation is moderately higher than it was during 2004 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, LLP, for the audited consolidated financial statements for the year ended June 30, 2005 is included herein immediately preceding the audited financial statements.

ALTON VENTURES, INC.
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Alton Ventures, Inc.:

We have audited the accompanying balance sheet of Alton Ventures, Inc. as of June 30, 2005, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended June 30, 2005 and 2004, and the period from September 6, 2001 (inception) through June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alton Ventures, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the years ended June 30, 2005 and 2004, and the period from September 6, 2001 (inception) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to this matter is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, LLP
Denver, Colorado
September 23, 2005

ALTON VENTURES, INC.
(An Exploration Stage Company)
Balance Sheet

June 30, 2005

Assets
Current assets:
Cash	$888
Deferred offering costs (Note 6)	5,338
Total current assets	$6,226

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$5,732
Indebtedness to related party (Note 2)	36,000
Total current liabilities	41,732

Shareholders’ deficit (Notes 2 and 4):
Common stock, $.001 par value; 500,000,000 shares authorized,
10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	5,150
Accumulated deficit	(51,553)
Cumulative translation adjustment	897
Total shareholders’ deficit	(35,506)
$6,226

See accompanying notes to financial statements
F-3

ALTON VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations

			September 6,
			2001
			(Inception)
	For the Years Ended		Through
	June 30,		June 30,
	2005	2004	2005

Expenses:
Contributed rent (Note 2)	$1,200	$1,200	$4,600
Contributed administrative support (Note 2)	200	100	550
Mineral interest acquisition costs (Note 3)	—	—	2,502
Professional fees	6,351	4,500	10,851
Travel, meals and business promotion	4,418	2,474	9,041
Office	11,435	2,080	15,282
Organization costs	—	—	1,500
Licenses, permits, filing fees	3,825	180	5,174
Other	1,753	97	2,053
Total expenses	29,182	10,631	51,553
Loss before income taxes	(29,182)	(10,631)	(51,553)

Income tax provision (Note 5)	—	—	—

Net loss	$(29,182)	$(10,631)	$(51,553)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,000,000	10,000,000

See accompanying notes to financial statements
F-4

ALTON VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Deficit

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at September 6, 2001 (inception)	—	$—	$—	$—	$—	$—

October 2001, common stock sold to an officer
($.001/share) (Note 2)	5,000,000	5,000	—	—	—	5,000
October 2001 through May 2002, common
stock sold in private placement offering
($.001/share) (Note 4)	5,000,000	5,000	—	—	—	5,000
Office space and administrative support
contributed by a director (Note 2)	—	—	1,200	—	—	1,200
Comprehensive loss:
Net loss, period ended June 30, 2002	—	—	—	(7,579)	—	(7,579)
Cumulative translation adjustment	—	—	—	—	(13)	(13)
Comprehensive loss	—	—	—	—	—	(7,592)

Balance at June 30, 2002	10,000,000	10,000	1,200	(7,579)	(13)	3,608

Office space and administrative support
contributed by a director (Note 2)	—	—	1,250	—	—	1,250
Comprehensive loss:
Net loss, year ended June 30, 2003	—	—	—	(4,161)	—	(4,161)
Cumulative translation adjustment	—	—	—	—	16	16
Comprehensive loss	—	—	—	—	—	(4,145)

Balance at June 30, 2003	10,000,000	10,000	2,450	(11,740)	3	713

Office space and administrative support
contributed by a director (Note 2)	—	—	1,300	—	—	1,300
Comprehensive loss:
Net loss, year ended June 30, 2004	—	—	—	(10,631)	—	(10,631)
Cumulative translation adjustment	—	—	—	—	(186)	(186)
Comprehensive loss	—	—	—	—	—	(10,817)

Balance at June 30, 2004	10,000,000	10,000	3,750	(22,371)	(183)	(8,804)

Office space and administrative support
contributed by a director (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss (unaudited):
Net loss, year ended June 30, 2005	—	—	—	(29,182)	—	(29,182)
Cumulative translation adjustment	—	—	—	—	1,080	1,080
Comprehensive loss (unaudited)	—	—	—	—	—	(28,102)

Balance at June 30, 2005	10,000,000	$10,000	$5,150	$(51,553)	$897	$(35,506)

See accompanying notes to financial statements
F-5

ALTON VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			September 6,
			2001
			(Inception)
	For the Years Ended		Through
	June 30,		June 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(29,182)	$(10,631)	$(51,553)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by a director (Note 2)	1,400	1,300	5,150
Changes in operating assets and liabilities:
Deferred offering costs	(5,338)	—	(5,338)
Accounts payable and accrued expenses	(921)	6,653	5,732
Net cash used in
operating activities	(34,041)	(2,678)	(46,009)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	—	10,000
Proceeds from officer loan (Note 2)	11,000	25,000	36,000
Net cash provided by
financing activities	11,000	25,000	46,000

Effect of exchange rate changes on cash	1,080	(186)	897

Net change in cash	(21,961)	22,136	888

Cash, beginning of period	22,849	713	—

Cash, end of period	$888	$22,849	$888

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to financial statements
F-6

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(1) Summary of Significant Accounting Policies

Organization and Basis of Presentation
Alton Ventures, Inc. (the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties. The Company is in the exploration stage in accordance with Industry Guide 7. On September 25, 2001, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in Omineca Mining District, British Columbia, Canada. The Company made the first payment under the agreement in November 2001, but terminated the agreement on December 31, 2002 (see Note 3). On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title, and interest in a mineral claim located in Thunder Bay Mining Division, Ontario, Canada (see Note 3). The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

The Company’s significant operating losses raise substantial doubt about the ability to continue as a going concern. Inherent in the Company’s business are various risks and uncertainties, including its limited operating history, historical operating losses, dependence upon strategic alliances, and the historical success rate of mineral exploration. Management’s plan is to acquire interests in certain mining claims and explore for minerals.

The Company’s future success is primarily dependent upon the existence of minerals on the property for which the Company owns an option to acquire claims. No minerals have yet been discovered on the property. The Company’s success will also be dependent upon its ability to raise sufficient capital to fund its exploration program and, if minerals are discovered, to mine the discovery on a timely and cost-effective basis.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Functional Currency
The Company’s functional currency is the Canadian dollar; however, the accompanying financial statements and footnotes refer to United States (“U.S.”) dollars unless Canadian dollars are specifically designated with “CDN”.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at June 30, 2005.

Financial Instruments
At June 30, 2005, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

Mineral Interests
Mineral interest acquisition costs include cash consideration paid for mineral properties. Exploration and development expenditures are expensed in the period incurred until such time as the Company establishes the existence of commercial feasibility, at which time these costs will be deferred. Administrative expenditures are expensed in the period incurred.

Mineral interest acquisition costs and related interest and financing costs may be deferred until the property is placed into production, sold or abandoned. Mineral interest acquisition costs will be deferred only when and if proven and probable reserves have been found to exist. No proven or probable reserves are currently known to exist.

Any deferred costs will be amortized on a unit-of-production basis over the estimated proven and probable reserves of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned.

On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, any deferred costs related to that property are written down to their estimated recoverable amount.

Impairment of Long-Lived Assets
The Company evaluates the carrying value of any long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Earnings (loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2005, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Foreign Currency Translation
The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

balance sheet date; income and expenses are translated using the average exchange rates for the reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Fiscal Year-end
The Company operates on a June 30 year-end.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement No. 123 as originally issued and EITF Issue No. 96-18. This Statement is effective for public entities that file as small business issuers as of the beginning of the first fiscal period that begins after December 15, 2005.

(2) Related Party Transactions

The Company’s president contributed office space to the Company for all periods presented. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital.

The president contributed administrative services to the Company for all periods presented. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which equaled $50 per hour based on the level of services performed. The services are reported as contributed administrative services with a corresponding credit to additional paid-in capital.

During February 2004, March 2005, April 2005, and June 2005, the president advanced the Company $25,000, $5,000, $5,000 and $1,000, respectively, for working capital. The loans do not carry an interest rate and are due on demand. The balance owed the officer is included in the accompanying financial statements as “Indebtedness to related party” (see Note 6).

In October 2001, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($.001/share).

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(3) Option Agreement on Mineral Interests

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

Thunder Bay Option Agreement
On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Thunder Bay Mining District, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

	Cash	Exploration
	Payments	Expenditures		Due Date
CDN	$-	CDN	$25,000.00	June 30, 2005 (see below)
CDN	$-	CDN	$50,000.00	June 30, 2006
CDN	$-	CDN	$100,000.00	June 30, 2007
CDN	$50,000.00	CDN	$-	January 1, 2008

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as the Company holds any interest in the claim.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

An amendment to the option and royalty agreement was entered into as of June 30, 2005, extending the deadline for the first phase of the exploration program from June 30, 2005 to December 31, 2005.

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(4) Shareholders’ Equity

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

(5) Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	June 30,
	2005	2004

U.S. statutory federal rate	15.00%	15.00%
Contributed rent and services	-0.72%	-1.83%
Net operating loss for which no tax
benefit is currently available	-14.28%	-13.17%
	0.00%	0.00%

At June 30, 2005, deferred tax assets consisted of a net tax asset of $6,961, due to operating loss carryforwards of $46,403, which was fully allowed for, in the valuation allowance of $6,961. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the years ended June 30, 2005 and 2004 totaled $4,167 and $1,400, respectively. The current tax benefit for the years ended June 30, 2005 and 2004 also totaled $4,167 and $1,400, respectively. The net operating loss carryforward expires through the year 2025.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

(6) Subsequent Events

Between July and August 2005, the Company offered for sale 800,000 minimum to 1,200,000 maximum shares at of its common stock at a price of $0.10 per share. The Company closed the offering during August 2005, after selling 810,000 shares for gross proceeds of $81,000. Offering costs are estimated at $20,000. The offering was made pursuant to a Registration Statement which became effective on February 18, 2005.

During August 2005, the Company repaid the president $36,000 for the advances made during February 2004, March 2005, April 2005, and June 2005, for working capital.

During September 2005, the Company accepted a bid for a work program which includes grid construction, geophysical surveys, and a limited amount of diamond drilling to be completed by September 30, 2005, at an estimated cost of CDN $29,000, in accordance with the Thunder Bay Option Agreement.

Item 8. Changes In & Disagreements With Accountants on Accounting & Financial Disclosure

There have been no changes in or disagreements with our accountants on issues of accounting or financial disclosure since inception of Alton on September 06, 2001.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2005, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of Alton’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Alton's reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

We do not have an audit committee currently but one will be appointed as the current year progresses; however, the board committee that performed the equivalent functions of an audit committee was comprised of our President and Treasurer, Brian C. Doutaz and James M. Hutchison, respectively, neither of whom has been determined to be an “audit committee financial expert”. The committee reviewed and discussed the audited financial statements with management and with the current Board of Directors. The committee has discussed with the independent auditors all matters required to be discussed. The committee has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

Item 8B. Other Information

Code of Ethics

The Board of Directors on August 05, 2004 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with this annual report as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (604) 275-6519 or write to 12880 Railway Avenue, Unit 35, Richmond, B.C. V7E 6G4.

Web Site

Alton does not maintain a Web site.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Brian C. Doutaz	President and Director	60	September 06, 2001
James M. Hutchison	Secretary, Treasurer and Director	47	October 23, 2001

Business Experience

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. Mr. Doutaz has held his office/position since September 06, 2001, has spent approximately 15% of his time on the affairs of Alton (approximately 9 hours per week) and is expected to hold the office/position until the next annual meeting of our shareholders. Mr. Hutchison who has been a director and held his office/position since October 23, 2001 will be spending approximately 5% of his time on the affairs of Alton (approximately 3 hours per week) and is expected to hold the office/position until the next annual meeting of our shareholders. For the coming year, it is anticipated that the time commitment and requirement will remain approximately the same.

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Brian C. Doutaz, a director serving as president and chief executive officer is, and has been, a management and business consultant since 1980. He is President, November 1992 to present, of Anina International Capital Corp., a private British Columbia company which was incorporated on November 10, 1988 and which is in the business of providing management, office and consulting services to exploration and development stage businesses; he has been performing such services with Anina from 1993 to present. Mr. Doutaz also provides compliance services to publicly listed corporations in Canada and the United States and sits on the boards of a number of public and private corporations.

James M. Hutchison is Secretary, Treasurer and Chief Financial Officer and a director of Alton. Mr. Hutchison is President of Precision Injection Molding, Inc., a private British Columbia company which specializes in the injection moulding of thermoplastic components, parts and assemblies to specific and exacting requirements in conjunction with product design and development, which company he started in 1997.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 9A. Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following: (n/a).

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended June 30, 2005 or 2004. An affiliate of Alton provides office space to us at the deemed rate of $100 per month for a total of $1,200 during the past fiscal year. In addition, that same affiliate has contributed services to Alton during the year ended June 30, 2005 at a deemed amount of $1,400. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received an annual salary and/or bonus.

During the year ended June 30, 2005 we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended June 30, 2005 and there were no stock options or stock appreciation rights outstanding on June 30, 2005.

We have no plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options); a compensation committee which has been established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

There are no management or other agreements with our directors or executive officers and we do not anticipate that written agreements will be put in place in the foreseeable future.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

There are no plans or arrangements in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management & Related Stockholder Matters.

The following table sets forth, as of September 15, 2005 certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brian C. Doutaz	5,000,000	46.25%
Directors and Officers (as a group)	5,000,000	46.25%

(1)

Based on 10,810,000 shares outstanding as of September 15, 2005 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest except as noted.

In November, 2001 we issued a total of 5,000,000 shares of restricted common stock to our president and chief executive officer, Brian C. Doutaz. The fair market value of the shares, $5,000, was paid in cash.

As at the date of this annual report, we do not have any policies in place with respect to whether we will enter into agreements with related parties in the future.

Item 13. Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were filed during the year ended June 30, 2005: NONE

The following are exhibits to this Annual Report

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

99.1	Code Of Business Conduct & Ethics and Compliance Program

Item 14. Principal Accounting Fees and Services

Audit Fees: The aggregate fees billed for the fiscal year ended June 30, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $3,000 as compared to $2,000 for the similar period of the preceding fiscal year and for the period from inception on September 06, 2001 to June 30, 2004 the amount was approximately $5,851.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended June 30, 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, were approximately $0 versus $0 for the similar period last year and for the period from inception on September 06, 2001 to June 30, 2005 the amount was approximately $0.

Tax Fees: The aggregate fees billed for the fiscal year ended June 30, 2005 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on September 06, 2001 to June 30, 2005 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended June 30, 2005 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on September 06, 2001 to June 30, 2004 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTON VENTURES, INC.
(Registrant)

By:	/s/ Brian C. Doutaz
Brian C. Doutaz, President and Director (Principal Executive Officer, Chief
Executive Officer
Date:	September 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian C. Doutaz
Brian C. Doutaz, President and Director (Principal Executive Officer, Chief
Executive Officer ) and Member of the Board of Directors
Date:	September 29, 2005

By:	/s/ James M. Hutchison
James M. Hutchison, Secretary, Treasurer, Principal Financial Officer and
Chief Financial Officer) and Member of the Board of
Directors
Date:	September 29, 2005