Form 10QSB
period 2005-09-30
ALTON VENTURES INC
filed 2005-11-18
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number: 333-118077

ALTON VENTURES, INC.
(Exact name of small business issuer in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12880 Railway Avenue, Unit 35
Richmond, British Columbia	V7E 6G4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 644-5139

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,810,000 shares of Common Stock as of November 10, 2005.

Transitional Small Business Format. Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

September 30, 2005

Assets
Current assets:
Cash	$10,951
$10,951

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,300
Total current liabilities	4,300

Shareholders’ equity (Notes 2 and 4):
Common stock, $.001 par value; 500,000,000 shares authorized,
10,810,000 shares issued and outstanding	10,810
Additional paid-in capital	80,352
Accumulated deficit	(85,342)
Cumulative translation adjustment	831
Total shareholders’ equity	6,651
$10,951

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			September 6,
			2001
			(Inception)
	For The Three Months Ended		Through
	September 30,		September 30,
	2005	2004	2005

Expenses:
Contributed rent (Note 2)	$300	$300	$4,900
Contributed administrative support (Note 2)	50	50	600
Unproven mineral interest acquisition costs (Note 3)	-	-	2,502
Unproven mineral interest exploration costs (Note 3)	24,433	-	24,433
Professional fees	2,775	1,000	13,626
Travel, meals and business promotion	854	217	9,895
Office	3,989	2,587	19,271
Organization costs	-	-	1,500
Licenses, permits, filing fees	470	1,574	5,644
Other	918	1,850	2,971
Total expenses	33,789	7,578	85,342
Loss before income taxes	(33,789)	(7,578)	(85,342)

Income tax provision (Note 5)	-	-	-

Net loss	$(33,789)	$(7,578)	$(85,342)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,405,000	10,000,000

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 6,
			2001
			(Inception)
	For The Three Months Ended		Through
	September 30,		September 30,
	2005	2004	2005
Net cash used in
operating activities	$(34,871)	$(10,110)	$(80,880)

Cash flows from financing activities:
Proceeds from the sale of common stock	81,000	-	91,000
Proceeds from officer loan (Note 2)	-	-	36,000
Repayment of officer loan (Note 2)	(36,000)	-	(36,000)
Net cash provided by
financing activities	45,000	-	91,000

Effect of exchange rate changes on cash	(66)	229	831

Net change in cash	10,063	(9,881)	10,951

Cash, beginning of period	888	22,849	-

Cash, end of period	$10,951	$12,968	$10,951

Supplemental disclosure of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended June 30, 2005 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On September 25, 2001, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in Omineca Mining District, British Columbia, Canada. The Company made the first payment under the agreement in November 2001, but terminated the agreement on December 31, 2002 (see Note 3). On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title, and interest in a mineral claim located in Thunder Bay Mining Division, Ontario, Canada (see Note 3).

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

During February 2004, March 2005, April 2005, and June 2005, the president advanced the Company $25,000, $5,000, $5,000 and $1,000, respectively, for working capital. The loans did not carry an interest rate and were due on demand. During August 2005, the Company repaid its president all $36,000 from proceeds received in the common stock offering (see Note 4).

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

Thunder Bay Option Agreement
On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Thunder Bay Mining District, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

	Cash		Exploration
	Payments		Expenditures		Due Date
	CDN	$-	CDN	$25,000.00	December 31, 2005 *
	CDN	$-	CDN	$50,000.00	June 30, 2006
	CDN	$-	CDN	$100,000.00	June 30, 2007
	CDN	$50,000.00	CDN	$-	January 1, 2008

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as the Company holds any interest in the claim.

*	The Company paid CDN$29,000 (US$24,433) in exploration expenditures during September 2005 in accordance with the terms of the agreement.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

NOTE 4: SHAREHOLDERS’ EQUITY

Between July and August 2005, the Company offered for sale 800,000 minimum to 1,200,000 maximum shares at of its common stock at a price of $0.10 per share. The Company closed the offering August 12, 2005, after selling 810,000 shares for net proceeds of $75,662, after deducting offering costs totaling $5,338. The offering was made pursuant to a Registration Statement which became effective on February 18, 2005.

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

Foreign Currency and Exchange Rates

Dollar costs of Alton’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.20 or CA $1.00 being approximately equal to US $0.83 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING SEPTEMBER 30, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

On May 07, 2004, we optioned a mineral property containing a mineral claim in northwestern Ontario, Canada by entering into an option agreement with Richard T. Heard, the beneficial owner of the claim, an arms-length British Columbia resident, to acquire the claim by carrying out certain exploration work on the claim. We can acquire a 100% interest in the claim subject to the expenditure of a total of $140,000 through a three-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2008 payments of $40,000 per year are to be made as advance royalty to Mr. Heard so long as Alton retains an interest in the claim.

Under the terms of the agreement Alton must incur exploration expenditures on the claim of a minimum of $20,000, by September 30, 2005 (paid in full); incur additional exploration expenditures on the claim of a further $40,000 by June 30, 2006; incur exploration expenditures on the claim of a further $80,000, for an aggregate minimum exploration expense of $140,000, by June 30, 2007; and upon exercise of the option we are required to pay to Heard, commencing January 1, 2008, the sum of $40,000 per annum, as prepayment of the net smelter royalty.

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

Maun Lake Mineral Claim

The mineral claim located in the Maun Lake area of north-western Ontario, consists of one patented mineral claim block which can be located on map NTS 1:50,000 sheet 42L/07W in the Maun Lake area northeast of Thunder Bay in the province of Ontario and consists of one mineral claim which in total measures 500 metres (1,640 feet) by 500 metres (1,640 feet) covering area of approximately 160 acres or 64 hectares. The author of the report on the property, N.C. Carter, Ph.D., P. Eng. concludes that the claim is considered to be unexplored for volcanic massive sulphides. He recommends an exploration program be undertaken to systematically evaluate the claim to identify and test targets for sulphide mineralization. On September 15, 2005 he lead a crew to commence phase I of the planned two phase exploration program. A report on the phase I work program will not be available for review until early in 2006. The individual claim details are as follows :

CLAIM NAME	CLAIM NUMBER	RECORDED HOLDER	EXPIRY DATE DD/MM/YY *	AREA HECTARES	AREA ACRES
Maun Lake	TB 1196524	R.T. Heard	10/07/2006	64	160
		TOTAL (Hectares / Acres)		64	160

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

Over the years various samples that have been assayed have been taken from the area of the claim and surrounding areas and are published by the Ontario Department of Mines for general information and review purposes.

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

2003 Geological Program

During July, 2003, Mr. Carter undertook a broad based review of the claim. Prospecting and sampling was directed to three of the known four trench areas within the mineral claim and included detailed mapping of the Nakina and Wet Vein stripped areas and investigation of the Phelps trench in the south-western part of the claim. The Wet Vein extension exposure, near the eastern claim boundary, was examined and sampled by the author of the report in 2001.

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

Mineralization consists of fine-grained, massive pyrrhotite-pyrite with streaks of chalcopyrite and some magnetite and sphalerite over observed widths of between 1.4 and 4 metres and a strike length of 35 metres. The sulphide zone trends west-northwest and is vertical to steeply south-dipping. In the central and western trench area, a 16 x 3 metres lens of medium- to coarse-grained, recrystalized limestone within the mafic metavolcanics features garnet-pyroxene skarn pods containing disseminated pyrite and chalcopyrite. Again, good technical indicators appear such that there may be gold in the claim.

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

Work on the Property by Alton

Alton has completed the field work on the first phase of our planned exploration program but the results of that work will not be available until early 2006. We have paid approximately $24,443 for the completion of the first phase exploration work and report.

Our Proposed Exploration Program – Plan of Operation

Our business plan is to complete the initial exploration of the claim with the receipt of a final report on the 1st phase exploration program conducted in September, 2005 to determine if there are targets of long term interest that may bear further evaluation to determine if sulphides and gold may exist on the claim. Mr. N.C. Carter, Ph.D., P. Eng., authored the “Geological Report On The Maun Lake Property”, dated July 17, 2003, in which he recommended a three-phase exploration program to properly evaluate the potential of the claim. We must conduct exploration to determine what minerals, if any, exist on our claim and if any minerals which are found can be economically extracted and profitably processed.

The Maun Lake property and surrounding area is considered to be underexplored for volcanogenic massive sulphide mineralization. Additional detailed mapping was required to gain a better understanding of the structural settings of the sulphide mineralization and surface geophysical surveys are also warranted. It is doubtful that previous, limited diamond drilling was undertaken with the apparent structural complexity and sulphide zoning in mind.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claim. Based on the report, there is a possibility that a massive sulphide deposit may exist on the claim. This potential warranted the following as a first phase of an exploration program which was completed in September, 2005 with additional lab testing to be completed in November, 2005 and a final report being readied for early 2006:

  Detailed mapping of the claim to gain a better understanding of the structural setting of the sulphide mineralization
  All existing data was digitized and maintained in a Global Information System (GIS) database. All data acquired in the future will be of a standard to be entered into the digital database format.
  Target areas developed from the initial surveys were further screened by prospecting, detailed till sampling or Mobil Metal Ion soil sampling as necessary. Sampling density may be sufficient to identify drill testable targets directly.
  Should targets of interest be generated from the above work additional testing by diamond drilling should be undertaken in phase II.

Phase I began by mapping the claim and allowed for digitization and GIS referencing of all existing data on the claim. This entailed taking samples from the claim to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold and other minerals will be made. We will then compare the relative concentrations of minerals in the samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. The Global Information System (GIS) referencing system entailed the production of a database whereby all previous known work on the claim (based on information filed with public information bodies such as the Ontario Ministry of Northern Development and Mines) is entered into a computer matrix and correlated based on map coordinates. The results of phase I testing will be entered at a later date and will also be correlated to historical data which may allow for certain conclusions as to the best targets and areas to explore on future work programs, i.e. those targets that give the better chances of finding sulphides and gold in deposit.

The laying out of a grid and line cutting involved the physical cutting of the underbrush and overlay to establish an actual grid on the ground whereby items could be related one to another more easily and with greater accuracy. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we actually drew a scale map of the area and made notes on it as to the location where anything was found that was of interest or not.

Geophysical surveying involved the measurement of various physical properties of the rocks at the site as well as interpreting that information in terms of the structure and nature of the rock. The geologist took different surface and airborne measurements of the various physical properties of the rocks and will interpret the results in terms of what we are seeking. These methods included magnetic, electrical and seismic measurements. Our engineers will then interpret all the data obtained, plot it on the map we have generated and provide their best estimate of the chances of finding gold and what additional efforts we must undertake in a follow-up phase.

Magnetometer and VLF-EM, very low frequency electromagnetic surveys, were used as an aid to mapping and structural interpretation and may assist in locating mineralization and serve to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies were evaluated closely and diamond drilled to help in determining their economic potential.

We ran approximately 500 feet of diamond drilling in the first phase which is an essential component of exploration and aids in the delineation and definition of any deposits. The geophysical work gives a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and provides a target for more extensive trenching and core drilling.

Trench and rock samples as well as diamond drilled samples will be tested for traces of gold, silver, lead, copper, zinc, iron and other minerals; however, our primary focus is the search for gold. We will compare the relative concentrations of gold, silver, lead and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. Trenching, drilling and other work done in previously recorded exploration programs were the guide for the locations of the diamond drilling.

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

Although it may appear that phase II merely continues phase I such is not the case. The work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multiphase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a standard procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claim and Mr. Nicholas Carter, a recognized engineer and geologist, to manage the exploration program. Our only employees will be Brian C. Doutaz and James M. Hutchison, our senior officers and directors. Mr. Carter is not a consultant to Alton, rather he is the author of the geological report. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to continue to retain Mr. Carter as senior geological engineer. We do not intend to initiate negotiations or hire anyone until we are prepared to carry on with phase II of the anticipated work program.

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

Results of Operations

The Corporation was incorporated on September 06, 2001; comparative periods for the three months ended September 30, 2005 and September 06, 2001 (inception) through September 30, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to September 30, 2005 was $91,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended September 30, 2005.

REVENUES

REVENUE – No revenues were received for the quarter ended September 30, 2005 ($0 for the quarter ended September 30, 2004 and $0 for the period from inception to September 30, 2005).

To date, we have not generated any revenues from our mineral exploration business.

During 2004 and early 2005 an officer of the Corporation advanced Alton a total of $36,000 for working capital purposes. The advance was repaid with cash in August, 2005.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter ended September 30, 2005 was $91,000 as compared to nil for the quarter ended September 30, 2004 and $10,000 received for the period from inception on September 06, 2001 through to and including September 30, 2005. 810,000 shares were issued in the most recent quarter pursuant to an offering under regulation SB following the effective date of the Corporation’s SB-2 registration statement. The offering closed on August 12, 2005. No options or warrants were issued or are outstanding to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses increased to $33,789 in the quarter ended September 30, 2005 from $7,578 in the previous quarter ended September 30, 2004; a total of $85,342 in expenses has been incurred since inception on September 06, 2001 through September 30, 2005. The change in costs this quarter occurred as the result of Alton having completing its SB-2 registration statement offering and the attendant legal and accounting costs and the commencement of its business plan including phase I of the exploration program on our optioned claim. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended September 30, 2005 as compared to $350 for the quarter ended September 30, 2004 while a total of $5,500 was incurred in the period from inception on September 06, 2001 to September 30, 2005. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters ended September 30, 2005 or September 30, 2004. For the period from inception through September 30, 2005, $2,502 was recorded in acquiring our optioned claim.

MINERAL EXPLORATION AND FILING FEES: $24,433 was expended on mineral exploration and related filing fees for the completion of phase I of the exploration program on the Maun Lake claim in the quarter ended September 30, 2005 and none was incurred during the similar period last year. To date, we have incurred a total of $24,433 in exploring our claim for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Alton incurred $2,775 in professional fees for the quarter ended on September 30, 2005 as compared to $1,000 for the same period in 2004. From inception to September 30, 2005, we have incurred a total of $13,626 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended September 30, 2005 or for the year ended September 30, 2005 and no direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $3,989 in office costs were incurred in the most recent quarter which ended on September 30, 2005. By comparison, $2,587 as incurred for the similar period in the previous fiscal year. Costs were higher for the current quarter as the Corporation completed its SB-2 registration statement offering. For the period September 06, 2001 (inception) through September 30, 2005 a total of $19,271 has been spent on office related expenses.

TRAVEL, MEALS AND BUSINESS PROMOTION: $854 in travel, meal and business promotion costs were incurred in the most recent quarter which ended on September 30, 2005. By comparison, $217 was incurred for the similar period in the previous fiscal year. Costs were higher for the current period as the Corporation completed its SB-2 registration statement offering and became more active in developing its long term business plans including commencement of the first phase of exploration on its optioned mineral claim. For the period September 06, 2001 (inception) through September 30, 2005 a total of $9,895 has been spent on travel, meals and business promotion and related expenses.

INCORPORATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on September 30, 2005. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the period from inception through September 30, 2005 a total of $1,500 has been spent on incorporation costs related to establishing our business.

LICENSES, PERMIT AND FILING FEE COSTS: $470 in licences, permits and filing fees were incurred in the current quarter under review while $1,574 was incurred for the quarter ended September 30, 2005. For the period (inception) through September 30, 2005, Alton has spent a total of $5,644 on licences, permits and filing fee expenses.

OTHER COSTS: $918 in other costs were incurred in the current quarter under review while $1,850 was incurred for the quarter ended September 30, 2005. For the period (inception) through September 30, 2005, Alton has spent a total of $2,971 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period September 30, 2005, $34,871 in net cash was used as compared to $10,110 having been used in the period ended September 30, 2004. The increase in the current period under discussion is largely due to the increase in activity of the Corporation with the completion of the Corporation’s Form SB-2 registration statement offering, the commencement of the Corporation’s business plan and completion of the field work portion of the phase I exploration work. A total of $80,880 in net cash has been used for the period from inception on September 06, 2001 to September 30, 2005.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 or from the date of inception.

During the current fiscal quarter under review, Alton sold 810,000 shares of its common stock at a price of $0.10 pursuant to its SB-2 registration statement offering of a maximum 1,200,000 shares to 37 shareholders. As of the date of this report Alton has 10,810,000 common shares issued and outstanding.

Alton continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Alton does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

We believe we can satisfy our cash requirements for the current fiscal year end of June 30, 2006, only by raising additional capital through private placements, equity financing or loans and the like. As of September 30, 2005, we had a surplus of $6,651 in unallocated working capital.

For the balance of the current fiscal year (to June 30, 2006) we will concentrate our efforts on a review of the first phase of work on the Maun Lake claim and the raising of additional capital to complete phase II provided our engineer recommends moving forward and that phase I was successful. Following industry trends and demands, we are also considering the acquisition of other properties to conduct exploration works for gold. In either situation, a new public offering might be needed and completed during that period.

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

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 –2005. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	40,000
Working Capital	75,000
Total	$150,000

As at September 30, 2005, we had a working capital surplus of $6,651.

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

Liquidity and Capital Resources

As of end of the last quarter on September 30, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to September 30, 2005 was $91,000 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in November, 2001 for cash consideration of $5000. We issued 5,000,000 shares of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000. In August, 2005 following the completion of our SB-2 prospectus offering we issued 810,000 shares at a price of $0.10 per share to a total of 37 placees under regulation S-B. There are currently 10,810,000 shares issued and outstanding. There are no outstanding warrants or options to acquire shares.

As of September 30, 2005, our total assets which consist entirely of cash amounted to $10,951 and our total liabilities were $4,300. Working capital stood at $6,651.

For the quarter ended September 30, 2005, the net loss was $33,789 ($0.0032 per share). The loss per share was based on a weighted average of 10,405,000 common shares outstanding. For the same period ended September 30, 2004, the corresponding number was a loss of $7,578 ($0.0008) based on 10,000,000 shares outstanding. For the quarter ended September 30, 2005, the cumulative net loss from inception was $85,342.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended September 30, 2005. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and
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

Alton had 10,810,000 shares of common stock issued and outstanding as of November 10, 2005. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

The issuances discussed under this section are exempted from registration under Rule 504 of Regulation D of the Securities Act (“Rule 504”), Rule 903 of Regulation S of the Securities Act (“Reg. S”) or Section 4(2) of the Securities Act (“Section 4(2)”), as provided. All purchasers of our securities acquired the shares for investment purposes only and all stock certificates reflect the appropriate legends as appropriate. No underwriters were involved in connection with the sale of securities referred to in this report.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5.	Other Information

Use of Proceeds

Net cash provided by financing activities from inception on September 06, 2001 to September 30, 2005 was $91,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 2,502
Mineral Interest Exploration Costs	24,443
Professional Fees	13,626
Office Expenses	19,271
Travel, Meals and Business Promotion	9,895
Other Costs	10,115
Total Use of Proceeds to September 30, 2005	$79,842

Common Stock

During the three-month period ended September 30, 2005 810,000 shares of common stock were issued pursuant to Regulation S-B at a price of $0.10 per share from a maximum of 1,200,000 under our SB-2 prospectus which became effective on February 14, 2005. As of September 30, 2005, there were 10,810,000 shares issued and outstanding and as of November 10, 2005 there were 10,810,000 shares outstanding.

Options

No options were granted during the three-month period ending September 30, 2005.

Item 6.	Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2005: NONE

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

Date: November 18, 2005

BY: /s/ “Brian C. Doutaz”

Brian C. Doutaz, President, Chief Executive Officer, Principal Executive Officer and a Member of the Board of Directors

BY: /s/ “James M. Hutchison”

James M. Hutchison, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors