Form 10QSB
period 2005-12-31
ALTON VENTURES INC
filed 2006-02-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended DECEMBER 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes [   ] No [ x ]

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,810,000 shares of Common Stock as of February 10, 2006.

Transitional Small Business Format. Yes [   ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

December 31, 2005

Assets
Current assets:
Cash	$1,696
$1,696

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$800
Total current liabilities	800

Shareholders’ equity (Notes 2 and 4):
Common stock, $.001 par value; 500,000,000 shares authorized,
10,810,000 shares issued and outstanding	10,810
Additional paid-in capital	80,752
Accumulated deficit	(91,567)
Cumulative translation adjustment	901
Total shareholders’ equity	896
$1,696

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					September 6,
					2001
					(Inception)
	For The Three Months Ended		For The Six Months Ended		Through
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005

Expenses:
Contributed rent (Note 2)	$300	$300	600	$600	$5,200
Contributed administrative support (Note 2)	100	50	150	100	700
Unproven mineral interest acquisition costs (Note 3)	—	—	—	—	2,502
Unproven mineral interest exploration costs (Note 3)	—	—	24,433	—	24,433
Professional fees	800	2,456	3,575	5,030	14,426
Travel, meals and business promotion	—	2,305	854	4,319	9,895
Office	2,459	2,087	6,448	4,674	21,730
Organization costs	—	—	—	—	1,500
Licenses, permits, filing fees	1,147	—	1,617	—	6,791
Other	1,419	33	2,337	86	4,390
Total expenses	6,225	7,231	40,014	14,809	91,567
Loss before income taxes	(6,225)	(7,231)	(40,014)	(14,809)	(91,567)

Income tax provision (Note 5)	—	—	—	—	—

Net loss	$(6,225)	$(7,231)	(40,014)	$(14,809)	$(91,567)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,810,000	10,000,000	10,578,571	10,000,000

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Deficit
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at June 30, 2005	10,000,000	$10,000	$5,150	$(51,553)	$897	$(35,506)

July and August 2005, common stock sold
in a Regulation SB-2 offering at $0.10 per
share, net of $5,338 of offering costs
(Note 4)	810,000	810	74,852	—	—	75,662
Office space and administrative support
contributed by a director (Note 2)	—	—	750	—	—	750
Comprehensive loss:
Net loss, period ended December 31, 2005	—	—	—	(40,014)	—	(40,014)
Cumulative translation adjustment	—	—	—	—	4	4
Comprehensive loss	—	—	—	—	—	(40,010)

Balance at December 31, 2005	10,810,000	$10,810	$80,752	$(91,567)	$901	$896

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 6,
			2001
			(Inception)
	For The Six Months Ended		Through
	December 31,		December 31,
	2005	2004	2005
Net cash used in
operating activities	$(44,196)	$(18,962)	$(90,205)

Cash flows from financing activities:
Proceeds from the sale of common stock	81,000	—	91,000
Proceeds from officer loan (Note 2)	—	—	36,000
Repayment of officer loan (Note 2)	(36,000)	—	(36,000)
Net cash provided by
financing activities	45,000	—	91,000

Effect of exchange rate changes on cash	4	268	901

Net change in cash	808	(18,694)	1,696

Cash, beginning of period	888	22,849	—

Cash, end of period	$1,696	$4,155	$1,696

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING DECEMBER 31, 2005 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

Results of Operations

The Corporation was incorporated on September 06, 2001; comparative periods for the six months ended December 31, 2005 and September 06, 2001 (inception) through December 31, 2005 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to December 31, 2005 was $91,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended December 31, 2005.

REVENUES

REVENUE – No revenues were received for the quarter ended December 31, 2005 ($0 for the quarter ended December 31, 2004 and $0 for the period from inception to December 31, 2005).

To date, we have not generated any revenues from our mineral exploration business.

During 2004 and early 2005 an officer of the Corporation advanced Alton a total of $36,000 for working capital purposes. The advance was repaid with cash in August, 2005.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the quarter ended December 31, 2005 was $0 (nil) as compared to $0 (nil) for the quarter ended December 31, 2004 and $91,000 received for the period from inception on September 06, 2001 through to and including December 31, 2005. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $0 (nil) and $45,000 respectively. No shares were issued in the most recent quarter. No options or warrants were issued or are outstanding to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses decreased to $6,225 in the quarter ended December 31, 2005 from $7,231 in the previous quarter ended December 31, 2004; a total of $91,567 in expenses has been incurred since inception on September 06, 2001 through December 31, 2005. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $40,014 and $14,809 respectively. The change in costs this quarter occurred as the result of Alton having completing its SB-2 registration statement offering and the attendant legal and accounting costs and the commencement of its business plan including phase I of the exploration program on our optioned claim. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $400 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended December 31, 2005 as compared to $350 for the quarter ended December 31, 2004 while a total of $5,900 was incurred in the period from inception on September 06, 2001 to December 31, 2005. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $750 and $700 respectively. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters ended December 31, 2005 or December 31, 2004. For the period from inception through December 31, 2005, $2,502 was recorded in acquiring our optioned claim For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $0 (nil) and $0 (nil) respectively.

MINERAL EXPLORATION AND FILING FEES: $Nil was expended on mineral exploration and related filing fees for the Maun Lake claim in the quarter ended December 31, 2005 and none was incurred during the similar period last year. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $24,433 and $0 (nil) respectively. To date, we have incurred a total of $24,433 in exploring our claim for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Alton incurred $800 in professional fees for the quarter ended on December 31, 2005 as compared to $2,456 for the same period in 2004. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $3,575 and $5,030 respectively. From inception to December 31, 2005, we have incurred a total of $14,426 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended December 31, 2005 or for the year ended December 31, 2005. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $0 and $0 respectively. No direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $2,459 in office costs were incurred in the most recent quarter which ended on December 31, 2005. By comparison, $2,087 as incurred for the similar period in the previous fiscal year. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $6,448 and $4,674 respectively. Costs were higher for the current quarter and six month period as the Corporation completed its SB-2 registration statement offering during the period. For the period September 06, 2001 (inception) through December 31, 2005 a total of $21,730 has been spent on office related expenses.

TRAVEL, MEALS AND BUSINESS PROMOTION: $0 (nil) in travel, meal and business promotion costs were incurred in the most recent quarter which ended on December 31, 2005. By comparison, $2,305 was incurred for the similar period in the previous fiscal year. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $854 and $4,319 respectively. Costs were lower for the six month period as the Corporation completed its SB-2 registration statement offering and became more active in developing its long term business plans including commencement of the first phase of exploration on its optioned mineral claim. For the period September 06, 2001 (inception) through December 31, 2005 a total of $9,895 has been spent on travel, meals and business promotion and related expenses.

INCORPORATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on December 31, 2005. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the period from inception through December 31, 2005 a total of $1,500 has been spent on incorporation costs related to establishing our business.

LICENSES, PERMIT AND FILING FEE COSTS: $1,147 in licences, permits and filing fees were incurred in the current quarter under review while $0 (nil) was incurred for the quarter ended December 31, 2005. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $1,617 and $0 (nil) respectively. For the period (inception) through December 31, 2005, Alton has spent a total of $6,791 on licences, permits and filing fee expenses.

OTHER COSTS: $1,419 in other costs were incurred in the current quarter under review while $33 was incurred for the quarter ended December 31, 2005. For the six month periods ended December 31, 2005 and December 31, 2004, the comparative values were $2,337 and $86 respectively. For the period (inception) through December 31, 2005, Alton has spent a total of $4,390 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the six month period December 31, 2005, $44,196 in net cash was used as compared to $18,962 having been used in the period ended December 31, 2004. The increase in the current period under discussion is largely due to the increase in activity of the Corporation with the completion of the Corporation’s Form SB-2 registration statement offering, the commencement of the Corporation’s business plan and completion of the field work portion of the phase I exploration work. A total of $90,205 in net cash has been used for the period from inception on September 06, 2001 to December 31, 2005.

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

Plan of Operation

We believe we can satisfy our cash requirements for the current fiscal year end of June 30, 2006, only by raising additional capital through private placements, equity financing or loans and the like. As of December 31, 2005, we had a surplus of $896 in unallocated working capital.

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

On January 13, 2006, the shares of Alton were made available for quotation on the Over-the-Counter Bulletin Board under the symbol “ALVE”. As of the date of this report the shares are offered for sale at a price of $0.15 and a bid price of $0.10. We believe that increasing the liquidity of our stock will allow Alton to be in a better position in which to seek public and private funding for its projects.

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

On August 06, 2004 Alton filed a Form SB-2 registration statement with the Securities and Exchange Commission. Alton became a reporting issuer under the Securities Exchange Act of 1934 on February 11, 2005 when the SB-2 became effective and is now subject to the reporting requirements of the Exchange Act. In addition, Alton filed a Form 8-A12g to formally register its common stock pursuant to section 12(g) of the Securities Exchange Act of 1934

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2005 –2005. Management projects that we may require a total of $100,000 to $200,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	40,000
Working Capital	75,000
Total	$150,000

As at December 31, 2005, we had a working capital surplus of $896.

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

Liquidity and Capital Resources

As of end of the last quarter on December 31, 2005, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to December 31, 2005 was $91,000 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in November, 2001 for cash consideration of $5000. We issued 5,000,000 shares of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000. In August, 2005 following the completion of our SB-2 prospectus offering we issued 810,000 shares at a price of $0.10 per share to a total of 37 placees under regulation S-B. There are currently 10,810,000 shares issued and outstanding. There are no outstanding warrants or options to acquire shares.

As of December 31, 2005, our total assets which consist entirely of cash amounted to $1,696 and our total liabilities were $800. Working capital stood at $896.

For the quarter ended December 31, 2005, the net loss was $6,225 ($0.0006 per share). The loss per share was based on a weighted average of 10,800,000 common shares outstanding. For the same period ended December 31, 2004, the corresponding number was a loss of $7,231 ($0.0007) based on 10,000,000 shares outstanding. For the quarter ended December 31, 2005, the cumulative net loss from inception was $91,657.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended December 31, 2005. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

There have been no changes in the our internal controls or in other factors that could affect these controls, including any corrective actions with regard to deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2.	Changes in Securities

Alton had 10,810,000 shares of common stock issued and outstanding as of February 10, 2006. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Use of Proceeds

Net cash provided by financing activities from inception on September 06, 2001 to December 31, 2005 was $91,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 2,502
Mineral Interest Exploration Costs	24,433
Professional Fees	14,426
Office Expenses	21,730
Travel, Meals and Business Promotion	9,895
Other Costs	12,681
Total Use of Proceeds to December 31, 2005	$85,667

Common Stock

During the six-month period ended December 31, 2005 810,000 shares of common stock were issued pursuant to Regulation S-B at a price of $0.10 per share from a maximum offering of 1,200,000 shares of common stock under our SB-2 prospectus which became effective on February 14, 2005. As of December 31, 2005, there were 10,810,000 shares issued and outstanding and as of February 10, 2006 there were 10,810,000 shares outstanding.

Options

No options were granted during the six-month period ending December 31, 2005.

Item 6.	Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2005:
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

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation K. All Exhibits have been previously filed unless otherwise noted.

Exhibit No.	Document Description
3.1 *	Articles of Incorporation of Alton Ventures, Inc. dated September 04, 2001
3.2 *	Bylaws of Alton Ventures, Inc.
5.1 *	Opinion of Jeffrey A. Nichols Attorney and Counsellor At Law, 388 Market Street, Suite 500, San Francisco, California, 94111 dated July 26, 2004 regarding the legality of the securities being registered
10.1 *

Option To Purchase And Royalty Agreement between Alton Ventures, Inc. and Richard T. Heard of Vancouver, B.C., dated May 07, 2004 to acquire a 100% interest in the Maun Lake Property, Thunder Bay Mining Division, Ontario

99.2 **	Code of Business Conduct and Ethics and Compliance Program dated August 05, 2004

*	Incorporated by reference to SB-2 Registration Statement filed on August 19, 2004
**	Incorporated by reference to SB-2 Registration Statement filed on November 09, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alton Ventures, Inc.
(Registrant)

Date: February 13, 2006

BY: /s/ “Brian C. Doutaz”

Brian C. Doutaz, President, Chief Executive Officer, Principal Executive
                              Officer and a Member of the Board of Directors

BY: /s/ “James M. Hutchison”

James M. Hutchison, Secretary, Treasurer, Chief Financial Officer, Principal
                              Financial Officer and a Member of the Board of Directors