Form 10QSB
period 2006-03-31
ALTON VENTURES INC
filed 2006-05-15
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,810,000 shares of Common Stock as of May 05, 2006.

Transitional Small Business Format. Yes [           ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

March 31, 2006

Assets
Current assets:
Cash	$1,187

$1,187

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$5,010
Total current liabilities	5,010

Shareholders’ equity (Notes 2 and 4):
Common stock, $.001 par value; 500,000,000 shares authorized,
10,810,000 shares issued and outstanding	10,810
Additional paid-in capital	81,102
Accumulated deficit	(96,615)
Cumulative translation adjustment	880

Total shareholders’ equity	(3,823)

$1,187

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					September 6,
					2001
					(Inception)
	For The Three Months Ended		For The Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006

Expenses:
Contributed rent (Note 2)	$300	$300	900	$900	$5,500
Contributed administrative support (Note 2)	50	50	200	150	750
Unproven mineral interest acquisition costs (Note 3)	—	—	—	—	2,502
Unproven mineral interest exploration costs (Note 3)	—	—	24,433	—	24,433
Professional fees	860	1,330	4,435	6,360	15,286
Travel, meals and business promotion	326	1,400	1,180	5,719	10,221
Office	1,797	3,504	8,245	8,178	23,527
Organization costs	—	—	—	—	1,500
Licenses, permits, filing fees	393	—	2,010	—	7,184
Other	1,322	31	3,659	117	5,712
Total expenses	5,048	6,615	45,062	21,424	96,615
Loss before income taxes	(5,048)	(6,615)	(45,062)	(21,424)	(96,615)

Income tax provision (Note 5)	—	—	—	—	—

Net loss	$(5,048)	$(6,615)	(45,062)	$(21,424)	$(96,615)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,810,000	10,000,000	10,648,000	10,000,000

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Deficit
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at June 30, 2005	10,000,000	$10,000	$5,150	$(51,553)	$897	$(35,506)

July and August 2005, common stock sold
in a Regulation SB-2 offering at $0.10 per
share, net of $5,338 of offering costs
(Note 4)	810,000	810	74,852	—	—	75,662
Office space and administrative support
contributed by a director (Note 2)	—	—	1,100	—	—	1,100
Comprehensive loss:
Net loss, period ended March 31, 2006	—	—	—	(45,062)	—	(45,062)
Cumulative translation adjustment	—	—	—	—	(17)	(17)
Comprehensive loss	—	—	—	—	—	(45,079)

Balance at Mach 31, 2006	10,810,000	$10,810	$81,102	$(96,615)	$880	$(3,823)

See accompanying notes to condensed financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 6,
			2001
			(Inception)
	For The Nine Months Ended		Through
	March 31,		December 31,
	2006	2005	2006
Net cash used in
operating activities	$(44,684)	$(25,427)	$(90,693)

Cash flows from financing activities:
Proceeds from the sale of common stock	81,000	—	91,000
Proceeds from officer loan (Note 2)	—	5,000	36,000
Repayment of officer loan (Note 2)	(36,000)	—	(36,000)
Net cash provided by
financing activities	45,000	5,000	91,000

Effect of exchange rate changes on cash	(17)	166	880

Net change in cash	299	(20,261)	1,187

Cash, beginning of period	888	22,849	—

Cash, end of period	$1,187	$2,588	$1,187

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

During February 2004, March 2005, April 2005, and June 2005, the president advanced the Company $25,000, $5,000, $5,000 and $1,000, respectively, for working capital. The loans did not carry an interest rate and were due on demand. During August 2005, the Company repaid its president all $36,000 from proceeds received in its common stock offering (see Note 4).

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

The Company received the engineering report on the first phase of the property’s exploration, which included the following recommendations:

If the Company determines that it should continue with the projected three-phase exploration program, the second phase should be comprised of three parts:

Phase 2A	Stake an additional 40 to 50 claims to the east, west, and north of the existing claim (estimated cost of CDN$18,000).

Phase 2B	Repeat the Phase 1 general exploration program on the newly acquired claims (estimated cost of CDN$95,000).

Phase 2C	Conduct diamond drilling over selected targets determined from Phase 2B (estimated cost of CDN$135,000).

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

Foreign Currency and Exchange Rates

Dollar costs of Alton’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.15 or CA $1.00 being approximately equal to US $0.87 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING MARCH 31, 2006 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

On May 07, 2004, we optioned a mineral property containing a mineral claim in northwestern Ontario, Canada by entering into an option agreement with Richard T. Heard, the beneficial owner of the claim, an arms-length British Columbia resident, to acquire the claim by carrying out certain exploration work on the claim. We can acquire a 100% interest in the claim subject to the expenditure of a total of CA $175,000 through a three-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2008 payments of CA $50,000 per year are to be made as advance royalty to Heard so long as Alton retains an interest in the claim.

Under the terms of the agreement Alton must incur exploration expenditures on the claim of a minimum of $25,000, by September 30, 2005 ($29,000 incurred in phase I and paid in full); incur additional exploration expenditures on the claim of a further CA $50,000 by June 30, 2006; incur exploration expenditures on the claim of a further CA $100,000, for an aggregate minimum exploration expense of CA $100,000, by June 30, 2007; and upon exercise of the option we are required to pay to Heard, commencing January 1, 2008, the sum of CA $50,000 per annum, as prepayment of the net smelter royalty.

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

Maun Lake Mineral Claim

The mineral claim located in the Maun Lake area of north-western Ontario, consists of one patented mineral claim block which can be located on map NTS 1:50,000 sheet 42L/07W in the Maun Lake area northeast of Thunder Bay in the province of Ontario and consists of one mineral claim which in total measures 500 metres (1,640 feet) by 500 metres (1,640 feet) covering area of approximately 160 acres or 64 hectares. The author of the initial report on the property, N.C. Carter, Ph.D., P. Eng. concluded that the claim is considered to be unexplored for volcanic massive sulphides. He recommended an exploration program be undertaken to systematically evaluate the claim to identify and test targets for sulphide mineralization.

On September 15, 2005 he lead a crew to commence phase I of the planned two phase exploration program. Details of the work completed and the ensuing Geological Report on the Phase I Exploration Program on the Maun Lake Mining Claims Property was reported in a news release and 8-K filing on May 02, 2006 and can be summarized as follows by stating that the author of the report, N. C. Carter, P.Eng., indicated that the phase I program undertaken in September, 2005 did not return the results we were initially seeking within the borders of the claim.

The program consisted of the establishment of a full grid of the area, an airborne electromagnetic and magnetic survey of the claim including an area one kilometre north, south, east and west of the claim boundaries, the taking of a number of rock, till and geological samples and 470 feet of diamond drilling on five selected targets.

During the drill program a new showing was located approximately 400 metres northeast of the area of drilling. Hole #3 was drilled to test a down dip extension of the mineralization in drill #2 and failed to show the continuity. Other holes did intersect several mineralized zones and while some continuity was confirmed along strike of the surface showings, it was not demonstrated well down-dip. In addition, our survey identified two electromagnetic conductive zones north and west of the current claim.

In view of the extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, it was recommended that we seek to acquire additional claims prior to the initiation of further work in the Maun Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim is recommended at a cost of CA $18,000. The new claims should then be subjected to a two phase exploration program at a cost of CA $230,000. If the staking of additional claims is concluded not to be an option or if we are unable to stake additional claims or if the area adjacent to the claims is owned by other parties and we are not able to negotiate suitable terms of acquisition he recommended that no further work be undertaken and that the property abandoned for lack of merit of the claim as presently owned.

Although the Board of Directors hesitates to commit to an expenditure of CA $248,000 without better results from phase I and without a better understanding of the geology of the lands surrounding the claim as well as the ability to acquire additional claims in the area, we will be approaching the broker-dealer community to determine the possibility of raising such capital to continue with the exploration program and seek additional claims. We will also seek out access to claims surrounding the Maun Lake claim. At the same time, we will be seeking additional projects or other business opportunities for Alton.

Details of the individual claim details are as follows :

CLAIM NAME	CLAIM NUMBER	RECORDED HOLDER	EXPIRY DATE DD/MM/YY *	AREA HECTARES	AREA ACRES
Maun Lake	TB 1196524	R.T. Heard	10/07/2006	64	160
		TOTAL (Hectares / Acres)		64	160

Mr. Carter is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of the University of New Brunswick, (1960) and of the Michigan Technological University (1962) who holds a Ph.D. in geology from the University of British Columbia. He has practiced his profession as an exploration geologist for more than 40 years and as a Professional Engineer for 35 years.

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

Under Ontario law, if the ownership of the claim were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of CA $1,200 and file other documents since we are a foreign company in Canada. We would also be required to form an Ontario company which would necessitate a board of directors, a majority of which would have to be Ontario residents, and obtain audited financial statements for that company. We have decided that if gold mineralization is discovered on the claim and it appears that it might be economical to remove the gold mineralization, we will record the deed of ownership, pay the additional tax and file as a foreign company or establish a corporate subsidiary in Ontario. The decision to record or not record is ours solely.

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

Work on the Property by Alton - 2003 Geological Program

Alton has completed the field work on the first phase of our planned exploration program and have paid approximately $24,443 for the completion of the work and report.

On September 15, 2005 Mr. N. C. Carter, P. Eng., lead a work party to commence phase I of the planned two phase exploration program. Details of the work completed and the ensuing Geological Report on the Phase I Exploration Program on the Maun Lake Mining Claims Property was reported in a news release and 8-K filing on May 02, 2006 and can be summarized as follows. The report indicates that the phase I program undertaken in September, 2005 did not return the results we were initially seeking within the borders of the claim.

The program consisted of the establishment of a full grid of the area, an airborne electromagnetic and magnetic survey of the claim including an area one kilometre north, south, east and west of the claim boundaries, the taking of a number of rock, till and geological samples and 470 feet of diamond drilling on five selected targets.

During the drill program a new showing was located approximately 400 metres northeast of the area of drilling. Hole #3 was drilled to test a down dip extension of the mineralization in drill #2 and failed to show the continuity. Other holes did intersect several mineralized zones and while some continuity was confirmed along strike of the surface showings, it was not demonstrated well down-dip. In addition, our survey identified two electromagnetic conductive zones north and west of the current claim.

In view of the extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, it was recommended that we seek to acquire additional claims prior to the initiation of further work in the Maun Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim is recommended at a cost of CA $18,000. The new claims should then be subjected to a two phase exploration program at a cost of CA $230,000. If the staking of additional claims is concluded not to be an option or if we are unable to stake additional claims or if the area adjacent to the claims is owned by other parties and we are not able to negotiate suitable terms of acquisition he recommended that no further work be undertaken and that the property abandoned for lack of merit of the claim as presently owned.

Although the Board of Directors hesitates to commit to an expenditure of CA $248,000 without better results from phase I and without a better understanding of the geology of the lands surrounding the claim as well as the ability to acquire additional claims in the area, we will be approaching the broker-dealer community to determine the possibility of raising such capital to continue with the exploration program and seek additional claims. We will also seek out access to claims surrounding the Maun Lake claim. At the same time, we will be seeking additional projects or other business opportunities for Alton.

Our Plan of Operation

Our business plan for the balance of the fiscal year and the first quarter of the ensuing fiscal year is to determine whether we wish to continue with the Maun Lake claim, seek the additional financing required to stake or otherwise acquire added lands and to commit to the significant cost of the second phase of the exploration program as outlined by Mr. Carter in his latest report. The Board of Directors is hesitant to commit to the expenditure of CA $248,000 without a better understanding of the geology of the lands surrounding the claim as well as our ability to acquire additional claims in the area whether held by others or by direct staking and if others hold the rights, whether it would be possible to acquire an interest in such claims as well as what sort of capital cost might be required if such claims were available; we do not at this time know the availability of land by simple staking or what claims are owned by others. We will, however, investigate these issues and will be approaching the broker-dealer community to determine the possibility of raising such capital to continue with the exploration program and seek additional claims. We will also seek out access to claims surrounding the Maun Lake claim and at the same time, we will be seeking additional projects or other business opportunities for Alton.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claim.

If we are to proceed to a second phase, phase II, or any of its components will not be carried out until mid 2006 or later. It will be directed towards acquiring additional claims extending east, west and north of the current claim at a budgeted cost of CA $18,000. The new claims should then be subjected to a two phase exploration program at a cost of CA $230,000. If the staking of additional claims is concluded not to be an option the property will be abandoned for lack of merit of the claim as presently owned and we will terminate the option. The cost estimates are also based on the report and is a reflection of local costs for the specified type of work.

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

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claim and Mr. Nicholas Carter, a recognized engineer and geologist, to manage the exploration program. Our only employees are Brian C. Doutaz and James M. Hutchison, our senior officers and directors. Mr. Carter is not a consultant to Alton, rather he is the author of the geological report. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to continue to retain Mr. Carter as senior geological engineer. We do not intend to initiate negotiations or hire anyone until we are prepared to carry on with phase II as outlined.

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

Risks

At present we do not know whether or not the claim contains commercially exploitable reserves of gold or any other valuable mineral. Additionally, any proposed expenditures to be made by us in the exploration of the claim may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program or to acquire additional claims we will need to seek significant additional funding. Even if the first phase of our exploration program had been deemed to be successful there would be no guarantee that we would be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete future exploration we will have to search out other projects or avenues of keeping Alton in business.

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

Results of Operations

The Corporation was incorporated on September 06, 2001; comparative periods for the nine months ended March 31, 2006 and September 06, 2001 (inception) through March 31, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to March 31, 2006 was $91,000 as a result of proceeds received from sales of our common stock.

The Corporation did not generate any revenues from operations for the quarter ended March 31, 2006.

REVENUES

REVENUE – No revenues were received for the quarter ended March 31, 2006 ($0 for the quarter ended March 31, 2005 and $0 for the period from inception to March 31, 2006).

To date, we have not generated any revenues from our mineral exploration business.

During 2004 and early 2005 an officer of the Corporation advanced Alton a total of $36,000 for working capital purposes. The advance was repaid with cash in August, 2005.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the nine months ended March 31, 2006 was $45,0000 as compared to $5,000 which was in the form of a shareholder advance for the nine months ended March 31, 2005 and $91,000 received for the period from inception on September 06, 2001 through to and including March 31, 2006. No shares were issued in the most recent quarter. No options or warrants were issued or are outstanding to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses decreased marginally to $5,048 in the quarter ended March 31, 2006 from $6,615 in the previous quarter ended March 31, 2005; a total of $96,515 in expenses has been incurred since inception on September 06, 2001 through March 31, 2006. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $45,062 and $21,424 respectively. The increase in costs in this nine month period occurred as the result of Alton having completing its SB-2 registration statement offering and the attendant legal and accounting costs and the commencement of its business plan including phase I of the exploration program on our optioned claim. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $350 in contributed expenses (for contributed rent and administrative costs) were incurred for the quarter ended March 31, 2006 as compared to $350 for the quarter ended March 31, 2005 while a total of $6,250 was incurred in the period from inception on September 06, 2001 to March 31, 2006. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $1,100 and $1,050 respectively. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters ended March 31, 2006 or March 31, 2005. For the period from inception through March 31, 2006, $2,502 was recorded in acquiring our optioned claim For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $0 (nil) and $0 (nil) respectively.

UNPROVEN MINERAL AND PROPERTY EXPLORATION COSTS AND FILING FEES: Nil was expended on mineral exploration and related filing fees for the Maun Lake claim in the quarter ended March 31, 2006 and none was incurred during the similar period last year. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $24,433 and $0 (nil) respectively. To date, we have incurred a total of $24,433 in exploring our claim for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Alton incurred $860 in professional fees for the quarter ended on March 31, 2006 as compared to $1,330 for the same period in 2004. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $4,435 and $6,360 respectively. From inception to March 31, 2006, we have incurred a total of $15,286 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the quarter ended March 31, 2006 or for the year ended March 31, 2006. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $0 and $0 respectively. No direct compensation costs have been incurred since inception.

OFFICE EXPENSES: $1,797 in office costs were incurred in the most recent quarter which ended on March 31, 2006. By comparison, $3,504 as incurred for the similar period in the previous fiscal year. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $8,245 and $8,178 respectively. For the period September 06, 2001 (inception) through March 31, 2006 a total of $23,527 has been spent on office related expenses.

TRAVEL, MEALS AND BUSINESS PROMOTION: $326 in travel, meal and business promotion costs were incurred in the most recent quarter which ended on March 31, 2006. By comparison, $1,330 was incurred for the similar period in the previous fiscal year. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $4,435 and $6,360 respectively. For the period September 06, 2001 (inception) through March 31, 2006 a total of $10,221 has been spent on travel, meals and business promotion and related expenses.

INCORPORATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on March 31, 2006. By comparison, $0 was incurred for the similar period in the previous fiscal year. For the period from inception through March 31, 2006 a total of $1,500 has been spent on incorporation costs related to establishing our business.

LICENSES, PERMIT AND FILING FEE COSTS: $393 in licences, permits and filing fees were incurred in the current quarter under review while $0 (nil) was incurred for the quarter ended March 31, 2006. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $2,010 and $0 (nil) respectively. For the period (inception) through March 31, 2006, Alton has spent a total of $7,184 on licences, permits and filing fee expenses.

OTHER COSTS: $1,322 in other costs were incurred in the current quarter under review while $31 was incurred for the quarter ended March 31, 2006. For the nine month periods ended March 31, 2006 and March 31, 2005, the comparative values were $3,659 and $117 respectively. For the period (inception) through March 31, 2006, Alton has spent a total of $5,712 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the nine month period March 31, 2006, $44,684 in net cash was used as compared to $25,427 having been used in the period ended March 31, 2005. The increase in the current period under discussion is largely due to the increase in activity of the Corporation with the completion of the Corporation’s Form SB-2 registration statement offering, the commencement of the Corporation’s business plan and completion of the field work portion of the phase I exploration work. A total of $90,693 in net cash has been used for the period from inception on September 06, 2001 to March 31, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 - 2006 or from the date of inception.

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

Plan of Operation

We believe we can satisfy our cash requirements for the current fiscal year end of June 30, 2006, only by raising additional capital through private placements, equity financing or loans and the like. As of March 31, 2006, we had a deficit of $4,023 in unallocated working capital.

Our business plan for the balance of the fiscal year and the first quarter of the ensuing fiscal year is to determine whether we wish to continue with the Maun Lake claim, seek the additional financing required to stake or otherwise acquire added lands and to commit to the significant cost of the second phase of the exploration program as outlined previously. The Board of Directors is hesitant to commit to the expenditure of CA $248,000 without a better understanding of the geology of the lands surrounding the claim as well as our ability to acquire additional claims in the area whether held by others or by direct staking and if others hold the rights, whether it would be possible to acquire an interest in such claims as well as what sort of capital cost might be required if such claims were available; we do not at this time know the availability of land by simple staking or what claims are owned by others. We will, however, investigate these issues and will be approaching the broker-dealer community to determine the possibility of raising such capital to continue with the exploration program and seek additional claims. We will also seek out access to claims surrounding the Maun Lake claim and at the same time, we will be seeking additional projects or other business opportunities for Alton.

Following industry trends and demands, we are also considering the acquisition of other properties or projects. In either situation, a new public offering might be needed and completed during that period.

On January 13, 2006, the shares of Alton were made available for quotation on the Over-the-Counter Bulletin Board under the symbol “ALVE”. As of the date of this report the shares are offered for sale at a price of $0.15 and a had bid price of $0.10. We believe that increasing the liquidity of our stock will allow Alton to be in a better position in which to seek public and private funding for its projects.

If we elect not to pursue Phase II we will terminate the option on the claim and seek other business opportunities. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease existing business operations.

On August 06, 2004 Alton filed a Form SB-2 registration statement with the Securities and Exchange Commission. Alton became a reporting issuer under the Securities Exchange Act of 1934 on February 11, 2005 when the SB-2 became effective and is now subject to the reporting requirements of the Exchange Act. In addition, Alton filed a Form 8-A12g to formally register its common stock pursuant to section 12(g) of the Securities Exchange Act of 1934

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this will likely continue through fiscal 2005 – 2006. Management projects that we may require a total of $300,000 to fund our ongoing operating expenses and working capital for the next twelve months, broken down as follows:

Operating expenses	$35,000
Phase II exploration program	220,000
Working Capital	45,000
Total	$300,000

As at March 31, 2006, we had a working capital deficit of $4,023.

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

Liquidity and Capital Resources

As of end of the last quarter on March 31, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to March 31, 2006 was $91,000 as a result of proceeds received from sales of our common stock. We issued 5,000,000 shares of common stock through a Section 4(2) offering in November, 2001 for cash consideration of

$5000. We issued 5,000,000 shares of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000. In August, 2005 following the completion of our SB-2 prospectus offering we issued 810,000 shares at a price of $0.10 per share to a total of 37 placees under regulation S-B. There are currently 10,810,000 shares issued and outstanding. There are no outstanding warrants or options to acquire shares.

As of March 31, 2006, our total assets which consist entirely of cash amounted to $1,187 and our total liabilities were $5,010. Working capital stood at negative $4,023.

For the quarter ended March 31, 2006, the net loss was $5,048 ($0.0005 per share). The loss per share was based on a weighted average of 10,800,000 common shares outstanding. For the same period ended March 31, 2005, the corresponding number was a loss of $45,062 ($0.0045) based on 10,000,000 shares outstanding. For the quarter ended March 31, 2006, the cumulative net loss from inception was $96,615.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended March 31, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

Item 2. Changes in Securities

Alton had 10,810,000 shares of common stock issued and outstanding as of May 05, 2006. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 5. Other Information

Use of Proceeds

Net cash provided by financing activities from inception on September 06, 2001 to March 31, 2006 was $91,000 as a result of proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 2,502
Mineral Interest Exploration Costs	24,433
Professional Fees	15,286
Office Expenses	23,527
Travel, Meals and Business Promotion	10,221
Other Costs	14,396
Total Use of Proceeds to March 31, 2006	$90,365

Common Stock

During the nine-month period ended March 31, 2006 810,000 shares of common stock were issued pursuant to Regulation S-B at a price of $0.10 per share from a maximum offering of 1,200,000 shares of common stock under our SB-2 prospectus which became effective on February 14, 2005. As of March 31, 2006, there were 10,810,000 shares issued and outstanding and as of May 05, 2006 there were 10,810,000 shares outstanding.

Options

No options were granted during the nine-month period ending March 31, 2006.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended March 31, 2006:

May 02, 2006
– Other Events – Receipt of Geological Report on the Phase I Exploration Program Maun Lake Claims – Our geologist reported that the phase I program undertaken in September, 2005 did not return the results we were initially seeking. Although the Board of Directors is reluctant to commit to an expenditure of CA $248,000 for the acquisition of additional claims and further exploration work, without better results from phase I, we will be approaching broker-dealers to determine the possibility of raising such capital to continue with the exploration program. At the same time, we will be seeking additional projects or other business opportunities for Alton.

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

Date: May 12, 2006

BY: /s/ “Brian C. Doutaz”

Brian C. Doutaz, President, Chief Executive Officer, Principal Executive Officer and a Member of the Board of Directors

BY: /s/ “James M. Hutchison”

James M. Hutchison, Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and a Member of the Board of Directors