Form 10KSB
period 2006-06-30
ALTON VENTURES INC
filed 2006-09-28
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 30, 2006

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
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]  No [    ]

Check if disclosure of deliquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in any definative proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [    ]

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes [ x ]   No [    ]

Indicated by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act)   Yes [    ]  No [ x ]

Issuer's revenues for its most recent fiscal year:  $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter:

5,810,000 common shares at $0.10* = $581,000 (* last price at which the Corporation offered stock for sale under its SB-2 registration statement).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date. 10,810,000 common shares issued and outstanding as of September 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

PART I

Item 1.          Description of Business

Cautionary Statement Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  Some discussions in this report may contain forward-looking statemetns that involve risk and uncertainty.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made in this report.  Forward-looking statements are often identified by words like: "beleive", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by thier nature, refer to future events.

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

Foreign Currency and Exchange Rates

The dollar costs of Alton’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.12 or CA $1.00 being approximately equal to US $0.88 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

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

We are a start-up, exploration stage company engaged in the search for gold and related minerals. Since May, 2005 we have been in the business of the exploration and development of a mineral property containing one mineral claim in Ontario. Our property is without known reserves and our program is exploratory in nature. To date we have not spent anything on research and development activities.

In August, 2005 our SB-2 prospectus offering closed following the sale of 810,000 shares of common stock at a price of $0.10 per share for gross proceeds of $81,000. On September 15, 2005 a crew went to the claim to complete phase I of the planned two phase exploration program. The Geological Report on the Phase I Exploration Program on the Maun Lake Mining Claims Property reports that the phase I program undertaken in September, 2005 did not return the results we were initially seeking. See “Results of Operations - Exploration” on page 12. No decision has yet been reached as to further work on the project. We have spent $24,443 on exploration of our optioned mineral claim.

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

Until March 30, 2006 our office facilities were provided to us by Brian C. Doutaz, one of our directors and a senior officer, without charge. On April 10, 2006 we moved offices and are now incurring a small monthly charge for rent. As our business activities continue, we anticipate that we will be required to pay a larger share of the rent incurred for the facilities that we occupy. Specific direct expenses incurred such as telephone and secretarial services are charged back to Alton at cost on a quarterly basis.

Our Current Business

On May 07, 2005 we optioned a mineral property covering 64 hectares (160 acres) containing one mineral claim in northwestern Ontario, Canada by entering into an option to purchase and royalty agreement, as amended on June 30, 2005 and on June 30, 2006, with Richard T. Heard, the beneficial owner of the claim, an arms-length British Columbia resident, to acquire the claim by carrying out certain exploration work on the claim. We can acquire a 100% interest in the claim subject to the expenditure of a total of CA $175,000 through a three-phase exploration program. In addition, the vendor retains a 3% net smelter royalty. After January 1, 2010 payments of CA $50,000 per year are to be made as advance royalty to Mr. Heard so long as Alton retains an interest in the claim.

Under the terms of the agreement, Mr. Heard granted to Alton the sole and exclusive right to acquire 100 percent of his right, title and interest in the claim, subject to his receiving annual payments and a royalty, in accordance with the terms of the agreement, as follows:

1.	Alton must incur exploration expenditures on the claim of a minimum of CA $25,000, by October 31, 2006 (paid and completed);
2.	Alton must incur exploration expenditures on the claim of a further CA $50,000, for an aggregate minimum exploration expense of CA $75,000, by December 31, 2007;
3.	Alton must incur exploration expenditures on the claim of a further CA $100,000, for an aggregate minimum exploration expense of CA $175,000, by December 31, 2008; and
4.	Upon exercise of the option, Alton is required to pay to Heard, commencing January 1, 2010, the sum of CA $50,000 per annum, as prepayment of the net smelter royalty.

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

The mineral claim optioned by Alton is located in the Maun Lake area of north-western Ontario, is held under option from Richard T. Heard, consists of one patented mineral claim block and covers 64 hectares (160 acres). The author of the report on the property, N.C. Carter, Ph.D., P. Eng., concludes that the claim is considered to be unexplored for volcanic massive sulphides. He recommended an exploration program be undertaken to systematically evaluate the claim to identify and test targets for sulphide mineralization.

Based on the results of the phase I exploration program he further recommended that Alton stake or acquire further claims immediately adjacent to the optioned property and follow a similar exploration program as phase I on the newly acquired or optioned claims to test the boundaries of the mineralization found during phase I.

If the results of any phase are unfavourable, we have the option of terminating the option agreement and would not be obligated to make any subsequent payments or perform any additional exploration work on the claim. As of the date of this report we are contemplating proceeding to phase II but the decision is totally based on our ability to raise the funds required for the work which could total up to CA $248,000. No decision has been made between the Heard and Alton as to whether Alton would stake adjacent claims and hold them in its own name or if the newly staked claims would be held in the name of the vendor and Alton would merely option the claims so acquired under an amendment to the existing Option Agreement.

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

The mineral claim optioned by Alton is located in the Maun Lake area of north-western Ontario. The claim consists of one claim block and covers 64 hectares (160 acres). The author of the report on the property, N.C. Carter, concluded that the claim is considered to be unexplored for volcanic massive sulphides and recommended an exploration program be undertaken to systematically evaluate the claim and to extend the boundaries of the property extensively.

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

Interest in this area was generated in part on information contained in an Ontario Geological Survey release of a multi-element lake sediment geochemical survey undertaken as part of Operation Treasure Hunt in the Nakina - Longlac areas in late 1999 on known polymetallic, volcanogenic massive sulphide mineralization south of Muriel and Maun Lakes. The claim was selected for acquisition due to its cost, previously recorded surrounding exploration work and because the claim is not located in an environmentally sensitive region.

Our claim is located on NTS 1:50,000 sheet 42L/07W in the Maun Lake area northwest of Thunder Bay, Ontario. The property consists of one unpatented claim block; the individual claim details are:

CLAIM NAME	CLAIM NUMBER	RECORDED HOLDER	EXPIRY DATE	AREA HECTARES	AREA ACRES
Maun Lake	TB 1196524	R.T. Heard	July 09, 2008	64	160
		TOTAL (Hectares / Acres)		64	160

To keep the claim in good standing, such that it does not expire on the date indicated in the preceding, we must begin exploration on or before July 09, 2008 or pay $1,600 to prevent the claim from reverting to the Crown.

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

Under Ontario law, if the ownership of the claim were to be passed to us and the deed of ownership were to be recorded in our name, we would have to pay a minimum of $1,000 and file other documents since we are a foreign company in Canada. We would also be required to form an Ontario company which would necessitate a board of directors, a majority of which would have to be Ontario residents, and obtain audited financial statements for that company. We have decided that if mineralization is discovered on the claim and it appears that it might be economical to remove, we will record the deed of ownership, pay the additional tax and file as a foreign company or establish a corporate subsidiary in Ontario. The decision to record or not record is ours solely.

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

We have no known reserves. Even if we find mineralization we cannot guarantee that it will be of sufficient quantity so as to warrant recovery. Additionally, even if it is found in sufficient quantity to warrant recovery, we cannot guarantee that it will be recoverable. Finally, even if any mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate deposits in economically recoverable quantities will cause us to cease functioning.

Work on the Property by Alton - 2005 Geological Program

Alton completed the field work on the first phase of our planned exploration program in September, 2005 and received a report on the results of that work in May, 2006. We have paid approximately $24,443 for the completion of the work and report.

On September 15, 2005 Mr. N. C. Carter, Ph. D., P. Eng., lead a work party to commence phase I of the planned two phase exploration program. Details of the work completed and the ensuing Geological Report on the Phase I Exploration Program on the Maun Lake Mining Claims Property indicates that the phase I program undertaken in September, 2005 did not return the results we were initially seeking within the borders of the claim.

The program consisted of the establishment of a full grid of the area, an airborne electromagnetic and magnetic survey of the claim including an area one kilometre north, south, east and west of the claim boundaries, the taking of a number of rock, till and geological samples and 470 feet of diamond drilling on five selected targets.

During the drill program a new showing was located approximately 400 metres northeast of the area of drilling. Hole #3 was drilled to test a down dip extension of the mineralization in drill hole #2 and failed to show the continuity. Other holes did intersect several mineralized zones and while some continuity was confirmed along strike of the surface showings, it was not demonstrated well down-dip. In addition, our survey identified two electromagnetic conductive zones north and west of the current claim.

In view of the extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, Mr. Carter recommended that we seek to acquire additional claims prior to the initiation of further work in the Maun Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim is recommended at a cost of approximately CA $18,000. The new claims should then be subjected to a two phase exploration program at a cost of CA $230,000. If the staking of additional claims is concluded not to be an option or if we are unable to stake additional claims or if the area adjacent to the claims is owned by other parties and we are not able to negotiate suitable terms of acquisition he recommended that no further work be undertaken and that the property abandoned for lack of merit of the claim as presently owned.

Although the Board of Directors hesitates to commit to an expenditure of CA $248,000 without better results from phase I and without a better understanding of the geology of the lands surrounding the claim as well as the ability to acquire additional claims in the area, we are in currently in negotiations with various firms and persons seeking to raising such capital to continue with the exploration program and seek additional claims. Success has been limited to date. We are also seeking access to claims surrounding the Maun Lake claim. At the same time, we will be seeking additional projects or other business opportunities for Alton.

Our Proposed Exploration Program – Plan of Operation

Our business plan for the balance of the fiscal year is to determine whether we wish to continue with the Maun Lake claim, whether we are in a position to raise the funds necessary to allow us to seek the stake or otherwise acquire added lands and to commit to the significant cost of the second phase of the exploration program as outlined by Mr. Carter in his latest report. We have only recently started to assess the availability of land by simple staking or determining what adjacent claims are owned by others. We are currently investigating these issues and are currently in negotiations with various firms and persons seeking to raise such capital to continue with the exploration program and acquire additional claims. We will also seek out access to claims surrounding the Maun Lake claim and at the same time, we are seeking additional projects or other business opportunities for Alton.

We do not claim to have any ores or reserves whatsoever at this time on our optioned claim. We must conduct exploration to determine what minerals, if any, exist on our claim and if any minerals which are found can be economically extracted and profitably processed.

We anticipate that phase II of the geological exploration program will cost up to $248,000 based on the report. Although we may be able to carry out phase II in three distinct phases, we still must face the eventuality of the full expenditure to properly evaluate the claims.

Phase III will not be carried out until 2008 and will be contingent upon favourable results from phase II and any specific recommendations of Mr. Carter. It will be directed towards an expansion of the diamond drilling and will cost approximately CA $100,000 comprised of wages, fees and camp costs, diamond drilling, assays and related. The cost estimate is a reflection of local costs for the specified type of work.

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

Overview

Our common shares are issued in registered form. Pacific Stock Transfer Company is the registrar and transfer agent for our common shares and is located at 500 East Warms Springs Road, Las Vegas, Nevada.

On September 15, 2006 the shareholders' list of our common shares showed 50 registered shareholders holding 10,810,000 shares; there are no shares held by broker-dealers. There are 10,810,000 shares outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

The common shares of Alton Ventures, Inc. are quoted on the NASD Over-The-Counter Bulletin Board under the symbol “ALVE”. As of the date of this report the shares are offered for sale at a price of $0.15 and a had bid price of $0.10. We believe that increasing the liquidity of our stock will allow Alton to be in a better position in which to seek public and private funding for its projects.

Equity Compensation Plan Information

No stock options or have been issued and there are no outstanding stock options and Alton does not have any stock option plans under consideration.

Recent Sales of Unregistered Securities

In connection with the early development of Alton, we issued a total of 10,000,000 shares of our common stock. We issued 5,000,000 shares to our founder and president, Brian C. Doutaz under Section 4(2) of the Act in November, 2001 and issued 5,000,000 shares to 12 individuals pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended, in November, 2001. In addition, we issued 810,000 shares sold pursuant to a Regulation S-B prospectus to 37 individuals in August, 2006. None of the above are deemed to be accredited investors and each was in possession of all material information relating to Alton. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

Changes in Securities

The Corporation had 10,810,000 shares of common stock issued and outstanding as of June 30, 2006. Of these shares, approximately 5,000,000 shares are held by an affiliate of the Corporation. A certain number of those shares can be resold in compliance with the limitations of Rule 144.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JUNE 30, 2006 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB

Our consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We were incorporated in the State of Nevada on September 06, 2001 as Talon Ventures, Inc. and established a fiscal year end of June 30. On January 15, 2003, our name was changed to Alton Ventures, Inc. by registering a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State. Since our incorporation, we have been in the business of the exploration and development of a mineral property. Our optioned mining property consists of one mineral claim covering an area of approximately 160 acres. To the date of this report, we have spent approximately $0 on research and development and have spent approximately $24,443 on exploration of the claim.

Results of Operations

Comparative periods for the years ended June 30, 2006, September 06, 2001 (Inception) through June 30, 2006 and July 01, 2005 through June 30, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to June 30, 2006 was $91,000 as a result of proceeds received from sales of our common stock.

We have not generated any revenues from any of our operations for the year ended June 30, 2006 or for any prior period.

REVENUES

REVENUE: To date, we have not generated any revenues from our mineral exploration business.

COMMON STOCK: Since inception, we have used our common stock to raise money for our optioned property, for corporate expenses and for expenses incurred during the first phase of the exploration program on our optioned claims. Net cash provided by financing activities in the most recent fiscal year ended June 30, 2006 was $81,000. From inception on September 06, 2001 to June 30, 2006 $89,662 net cash was provided as a result of proceeds received from sales of our common stock.

PROMISSORY NOTE: On June 30, 2006, we signed a promissory note with Sovereign Services Limited, an arms-length Hong Kong corporation, whereby we borrowed the sum of $50,000 which must be repaid by December 31, 2006. The note bears interest at a rate of eight and one half percent (81/2%) per annum. The funds are being allocated to working capital.

No other shares or warrants or options were issued in the most recent fiscal year. Alton has no other commercial obligations other than for the promissory note indicated above.

EXPENSES

SUMMARY – During the year ended June 30, 2006 Alton incurred operating expenses of $53,939 as compared to $29,182 for the similar period last year and a total of $105,492 for the period from inception on September 06, 2001 to June 30, 2006. The increase in the current year’s spending can be attributed to the Corporation moving forward with its business plan, the conclusion of its Regulation SB registration statement filing with the S.E.C. in fiscal 2005, which closed during the current fiscal year, and of carrying out the first phase exploration program on its mineral property as well as seeking out other projects of merit. The costs incurred can be further subdivided into the following categories.

RESEARCH AND DEVELOPMENT: Alton has not incurred any expenses for research and development since inception on September 06, 2001.

CONTRIBUTED EXPENSES: $1,150 in contributed expenses (for contributed rent and administrative costs) were incurred for the year ended June 30, 2006 while $1,400 was incurred in the period ended June 30, 2005. For the period September 06, 2001 (inception) through June 30, 2006 a total of $6,300 in contributed expenses has been reflected in the financial statements. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital. These costs remain relatively constant from quarter to quarter and year to year.

MINERAL EXPLORATION COSTS: $24,433 in mineral exploration costs were incurred for the year ended June 30, 2006; no such costs were incurred in the period ended June 30, 2005. For the period September 06, 2001 (inception) through June 30, 2006 $24,433 was recorded in acquiring our optioned claim.

MINERAL ACQUISITION COSTS: no mineral acquisition costs were incurred for the year ended June 30, 2006; no such costs were incurred in the period ended June 30, 2005. For the period September 06, 2001 (inception) through June 30, 2006 $2,502 was recorded in acquiring our optioned claim.

PROFESSIONAL FEES: Alton incurred $7,936 in professional fees for the fiscal year ended on June 30, 2006 as compared to $6,351 for the previous fiscal year. Increased costs were incurred in the past year as the result of the completion of the filing of an SB-2 registration statement and the attendant legal, accounting and filing expenses as well as the formal commencement of our operational business plan. From inception to September 06, 2001 we have incurred $18,787 in professional fees mainly spent on legal and accounting matters.

COMPENSATION: No compensation costs were incurred for the fiscal year ended on June 30, 2006 and none were incurred in the previous fiscal year which ended on June 30, 2005. From inception to June 30, 2006 there have been no charges to the compensation account.

OFFICE EXPENSES: $13,050 in office costs were incurred in the past year which ended on June 30, 2006. By comparison, $11,435 was incurred for the previous fiscal period ended June 30, 2005. For the period September 06, 2001 (inception) through June 30, 2006 a total of $28,332 has been spent on office related expenses. Office costs increased in the most recent year as the result of our commencement of full time business operations.

ORGANIZATIONAL COSTS: no such costs were incurred in fiscal year under review or for the period ended June 30, 2005. For the period September 06, 2001 (inception) through June 30, 2006 we have spent a total of $1,500 on organizational expenses.

TRAVEL MEALS AND BUSINESS PROMOTION COSTS: $2,110 in travel, meals and business promotion expenses were incurred in fiscal year under review while $4,418 were incurred for the period ended June 30, 2005. For the period September 06, 2001 (inception) through June 30, 2006 Alton has spent a total of $11,151 on travel, meals and business promotion related costs.

LICENSES, PERMITS & FILING FEES: $2,554 in licenses, permits and filing fees were incurred in fiscal year under review while $3,825 was incurred during the period ended June 30, 2005. For the period September 06, 2001 (inception) through June 30, 2006 Alton has spent a total of $7,728 on licenses, permits and filing fees.

OTHER COSTS: $2,706 in other costs were incurred in fiscal year under review while $1,753 was incurred during the period ended June 30, 2005. For the period September 06, 2001 (inception) through June 30, 2006 Alton has spent a total of $4,759 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the year ended June 30, 2006 $49,683 in net cash was used as compared to $34,041 in the period ended June 30, 2005. A total of $95,692 in net cash has been used for the period from Inception on September 06, 2001 to June 30, 2006. Again the amounts have risen significantly in the most recent year as the result of our commencing full operations, moving ahead with our business plan and completion of the first phase work program on the mineral claims.

INTEREST INCOME / EXPENSES: Alton has neither received nor paid interest since its inception on September 06, 2001.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2006 or from the date of inception.

During the of the fiscal year under review, Alton issued 810,000 shares of common stock at a price of $0.10 per share under an SB-2 registration statement to thirty-seven (37) individuals.

At the end of the fiscal year under review, June 30, 2006 Alton had 10,810,000 common shares issued and outstanding and, as of the date of this report, Alton had 10,810,000 common shares issued and outstanding.

We continues to carefully control our expenses and overall costs as we move forward with the development of our business plan. At present, we have no employees, other than Mr. Doutaz and Mr. Hutchison, our officers and directors. Neither has an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee. We otherwise engage required personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consulting.

RESULTS OF OPERATIONS - EXPLORATION: The phase I exploration program undertaken between September 15 and 23, 2005 consisted of the establishment of a full grid of the area with permanent posts for future reference, an airborne electromagnetic and magnetic survey of the Maun Lake Claim including an area one kilometre north, south, east and west of the claim boundaries, a number of rock, till and geological samples being taken from the property and 470 feet of diamond drilling of five selected targets based on prior exploration.

The overall evaluations of the 2003 – 2004 exploration programs were confirmed. Although no mineral values of interest were determined, vein structures were followed off the property to the east and north. The younger diabase dykes were confirmed as being along the north margin of the claim and were continually traced better than one kilometre north of the claim boundary.

Magnetometer and VLF-EM, very low frequency electromagnetic surveys, were used as an aid to mapping and structural interpretation and assisted in locating mineralization and served to assist in the delineation of the various physical properties of the rock which can be used as pointers towards whether gold mineralization may be present or not. Anomalies were evaluated closely and diamond drilled to help in determining their economic potential. In total we completed the following as part of the phase I exploration program:

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

  Although no specific targets of interest were generated from the above work additional testing by diamond drilling was carried over five holes and a total depth of 472 feet.

Phase I began by mapping the claim and digitization and GIS referencing of all existing data on the claim. The Global Information System (GIS) referencing system entailed the production of a database whereby all previous known work on the claim (based on information filed with public information bodies such as the Ontario Ministry of Northern Development and Mines) was entered into a computer matrix and correlated based on map coordinates. The results of phase I testing were then entered and correlated to historical data which allowed for certain conclusions as to the best targets and areas to explore on future work programs.

Mineralization

The phase I exploration program carried out a small drill program, completing five AQ-sized core drill holes in the area of the original J.J. Perry trench area, in the south-eastern part of the claim which elongates in a northwesterly direction exposing an oxidized massive sulphide zone best developed in interflow metasediments and mafic metavolcanic rocks marginal to their contact with felsic metavolcanic rocks which are flow banded in part showings. The drilling returned no significant mineralization in all five of the holes with the best of the results being:

DDH #	From (m)	To (m)	Width (m)	Copper%	Silver g/t	Gold g/t
1	54.55	60.61	6.05	0.25	7	3
2	48.48	52.42	3.94	0.60	2	4
3	75.25	100.1	24.85	0.54	5	1
4	47.6	56.7	9.01	0.94	3	9
5	38.79	43.63	4.84	0.01	15	3.6

During the drill program a new showing was located approximately 400 metres NE of the area of drilling. A grab sample from the top of a brecciated flow-top returned 3.6% copper, 96 g/t silver and 238 g/t gold.

Hole #3 was drilled to test a down dip extension of the mineralization in drill #2 and failed to show the continuity. Other holes did intersect several mineralized zones and while some continuity was confirmed along strike of the surface showings, it was not demonstrated well down-dip.

The program also included stream and till sampling of the drainages crossing the mineralization. The streams sampled were juvenile systems with much non-mineralized till contributing to the transported sediments in the creek beds. The results reflect anomalous copper, gold and silver values that are related to mineralization but are erratic in the downstream decay of values, suggesting that there may be substantial contributions of unmineralized material due to fines from talus. The assays were completed by the firm of Bondar Clegg, an IS0 9002 laboratory.

Geophysical Surveys

Comprehensive research of geophysical methods used and results obtained from previous surveys was also carried out as part of the planning process for further work on the claim which were then correlated with the results of the surveys run under this program.

The VLF-Ground Magnetic survey was carried out over the showings and the interpretation suggested that there are three linear magnetic lows running roughly parallel to the surface expression of the mineralization. This was interpreted to mean possible magnetite destruction in the volcanics due to alteration that would reflect some vertical conduits of mineralization through the volcanic pile.

Our survey identified two electromagnetic conductive zones north and west of the current claim. Two small claim blocks were located for subsequent surface surveys; the first of these was undertaken immediately east of a small lake 1 kilometre north-northeast of the current claim. VLF-EM surveys were completed over a grid consisting of 100 metres spaced north-south lines with instrument readings taken at intervals of 25 metres along the grid lines. An electromagnetic conductor, partially coincident with higher magnetic readings, was found in the area of the original Holland-Chellew sulphide showings which are exposed in a number of shallow pits.

The second area we investigated was on the north side of a lake 3 kilometres west-northwest of the current claim. Here, a strong electromagnetic conductor was found to be coincident with high magnetic response over a width of between 15 and 30 metres and an apparent strike length of 350 metres and a width of up to 30 metres. Drilling was recommended but not carried out as the area is outside the current claim boundaries. Subsequent investigation of these geophysical anomalies by an unrelated party in the early 1990s resulted in the discovery of massive sulphide mineralization in a geological setting similar to that hosting the massive sulphide zones on the present.

Surface geophysical surveys, which included the area of the current claim, were undertaken. The survey grid established for this survey consisted of an east-west baseline (the southern boundary of the current claim follows this baseline) and north-south survey lines at 100 metres intervals. This grid extends more than a kilometre north and east of the claim and the north-south crosslines throughout the grid area extend several hundred metres to the north.

A Max-Min electromagnetic survey, completed over the entire grid area, involved a coil separation of 200 metres and readings of two frequencies (444Hz and 1777Hz) were recorded at 25 metres intervals along the north-south grid lines. A major, in-phase and out-of-phase cross-over on both frequencies was identified on the easternmost grid line, 1 kilometre east of the eastern boundary of the current claim. This is coincident with a known exposure of sulphide mineralization in this area. Weaker in- and out-of-phase cross-overs were encountered immediately south of the small lake adjacent to the current claim western boundary and in another area 600 metres further east. The cause of these is not known. A similar weak EM cross-over was detected immediately west of another known sulphide zone at the western limits of the grid some 1200 metres west of the current claim western boundary.

Conclusions

It is worthy of note that sulphide mineralization on mining claim 1196524 occurs along contacts between mafic metavolcanic rocks and felsic units. Based on the observed distribution of felsic and mafic metavolcanic rocks, a prospective and underexplored horizon is present in the central part of the claim area and may extend for a considerable distance both east and north of the current claim. Evidence for this are three known areas of sulphide mineralization east and north of the claim plus a similar, parallel belt of similar geology featuring two sulphide zones several hundred metres north of the current claim area.

Two principal styles of massive sulphide mineralization are present in the Maun Lake property area. The mineralization exposed in the Galena Vein and Galena Vein Extension areas is below that which is typical of an exhalative, sulphide iron formation hosted mainly in cherty (sedimentary?) units. By contrast, the sulphide mineralization exposed in both the J.J. Perry and Kindle trench areas is at least in part typical of contact type mineralization as evidenced by the presence of sulphides in skarnified limestone, further evidence that the felsic unit at both localities may be intrusive. The chemistry of the two styles of mineralization also differs; samples from the J.J. Perry trench feature higher cobalt values and low arsenic while samples from the Galena Vein and Galena Vein Extension trenches are characterized by elevated arsenic values.

The Maun Lake property and surrounding area is considered to be underexplored for volcanogenic massive sulphide mineralization. In view of the extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, it would be in order to acquire more ground prior to the initiation of further work in the Maun Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim is recommended. If the staking of additional claims is concluded not to be an option is recommended that no further work be undertaken and the property abandoned for lack of merit of the claim as presently owned.

Recommendations

If we determine we should continue on with the projected three-phase exploration program, it is proposed that a second phase be comprised of three parts – the staking of additional claims, the continuation of the exploration of the newly acquired claims and diamond drilling on the expanded claim group:

Phase 2A	Stake an additional 40 to 50 mining claims to the east, west and north of the existing claim; The estimated cost is as follows and will required three days to complete:

Staking (pickets, paint, flagging etc.)	CA $ 500
Filing fees	10,000
Wages and fees	5,000

Sub Total	15,500
Contingencies	2,500

Cost for Phase 2A - Staking	$18,000

Phase 2B.

Effectively repeat the phase I general exploration program on the newly acquired claims by establishing a base line with 25-metre stations and cross lines run every 50 metres for 100 metres each side of the baseline. Geologically map the grid. Conduct an electromagnetic survey over the grid with readings taken every 25 metres along the lines. Rock, till and geochemical sample those areas determined by the geological and EM surveys. These surveys will require four to five weeks. The estimated cost is as follows:

Grid materials (pickets, paint, flagging etc.)	CA $ 2,500
Geological and Geochemical supplies	1,500
EM Survey (50 km x $200/km)	10,000
Wages and fees	50,000
Camp equipment, operation	10,000
Assaying	10,000

Sub Total	84,000
Contingencies	10,600

Cost for Phase 2B - Exploration	$95,000

Phase 2C

Continuation of the diamond drilling over selected targets determined from phase 2B. It is anticipated that some additional geological mapping, prospecting and some geochemical sampling will take place as the drilling progresses but separate funding for that is not identified here but will be done coincident with the above program and will require one to two weeks to complete. The estimated cost is as follows:

Transportation	CA $ 5,000
Wages and fees	5,000
Diamond drilling (4000 ft x $20/ft)	80,000
Assaying	10,000
Field costs, including drill fuel ($5.00/ft.)	20,000

Subtotal	120,000
Contingencies	15,000

Total Costs for Phase 2C – Diamond Drilling	$135,000

Phase 2 Summary Costs

Phase 2A – Staking & Related	CA$ 18,000
Phase 2A – Exploration & Geology	95,000
Phase 2C – Diamond Drilling	135,000

Total Costs for Phase 2	248,000

Although it is recommended that phase 2 be carried out in its entirety, it could be broken up over two years such that phase 2A & 2B be completed in the same year. Phase 2C could be postponed for one year depending on available funds.

Phase 3.	The third phase of exploration will continue the diamond drill program if results from the phase 2 program remain positive. Cost of the third phase of exploration is estimated to be as follows:

Wages and fees	CAD 15,000
Camp equipment, operation	15,000
Diamond drilling (5000 ft x $20/ft)	100,000
Assaying and ICP Analyses	20,000
Camp cook, Industrial First Aid	3,000
Field costs ($5.00/ft)	25,000

Subtotal	178,000
Contingencies	22,000

Total Costs for Phase 3	200,000

The option agreement calls for a third phase of exploration to be carried out in 2008 at a cost of $100,000. If the phase II work program is favourable, additional funding will be required in order to satisfy this and other cash demands on Alton. It is our intention to fund these requirements through additional equity offerings, private placements or loans. In the event we are not able to complete the required funding we will have to suspend business.

We will not move on to a subsequent phase of the exploration program until the phase we are working on is completed and the evaluation has been rendered. We will determine when that occurs. We do not have any plans to take Alton from phase I or II or III exploration to revenue generation. This is because we have not yet found anything and it is impossible to project revenue from nothing.

Risks

At present we do not know if the claims contain commercially exploitable reserves of gold or any other valuable mineral. Additionally, the proposed expenditures to be made by us in the exploration of the claims may not result in the discovery of commercial quantities of ore. Problems such as unusual or unexpected formations and other unanticipated conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to further our business plan.

We do not have sufficient financial resources to complete the second phase of our proposed exploration plan. We will need to raise additional funding. Even with the first phase of our exploration program deemed to be successful there is no guarantee that we will be able to raise any additional capital in order to finance the second or third phases.

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

Use of Proceeds

Net cash provided by financing activities from inception on September 06, 2001 to June 30, 2006 was $135,662 as a result of proceeds received from sales of our common stock, advances made by shareholders and funds loaned under a promissory note. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 2,502
Mineral Interest Exploration Costs	24,433
Professional Fees	18,787
Office Expenses	28,332
Travel, Meals and Business Promotion	11,151
Licences, Permits and Filing Fees	7,728
Organizational Costs	1,500
Other Costs	4,759
Total Use of Proceeds to June 30, 2006	$99,192

Plan of Operation

Alton believes we can satisfy our cash requirements for the current fiscal year end of June 30, 2007, only by raising additional capital through private placements, equity financing or loans and the like. As of June 30, 2006, we had a deficiency of $12,780 in unallocated working capital.

Our business plan for the balance of the fiscal year is to determine whether we wish to continue with the Maun Lake claim, whether we are in a position to raise the funds necessary to allow us to stake or otherwise acquire added lands and to commit to the significant cost of the second phase of the exploration program as outlined by Mr. Carter in his latest report. Following industry trends and demands, we are also considering the acquisition of other properties on which to conduct exploration. We are also seeking other business opportunities which may be of interest to the Corporation. In either situation, a new public offering might be needed and completed during that period.

We will try to raise additional funds from a second public offering, a private placement, loans or the establishment of a joint venture whereby a third party would pay the costs associated with phase II and we would retain a carried interest. At the present time there is no assurance that we will be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease business operations.

We do not expect any changes or more hiring of employees since contracts are given on an as needed basis to consultants and sub-contractor specialists in specific fields of expertise for the exploration works.

On August 06, 2005 Alton filed a Form SB-2 registration statement with the Securities and Exchange Commission and became a reporting issuer under the Securities Exchange Act of 1934 on February 11, 2006 when the SB-2 became effective. We are subject to the reporting requirements of the Exchange Act.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006 – 2006. Management projects that we may require a total of $300,000 to $500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months, broken down as follows:

Operating expenses	$50,000
Repay Commercial Loan	50,000

Phase II exploration program	248,000
Phase III exploration program	100,000
Working Capital	52,000
Total	$500,000

As at June 30, 2006, we had a working capital deficit of $12,780. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due.

Liquidity and Capital Resources

As of end of the fiscal year on June 30, 2006 we have yet to generate any revenues from our business operations.

Net cash provided by financing activities from inception on September 06, 2001 to June 30, 2006 was $135,662 as a result of proceeds received from sales of our common stock, advances from shareholders and a commercial loan of $50,000. We issued 5,000,000 shares of common stock through a Section 4(2) offering in November, 2001 for cash consideration of $5,000. We issued 5,000,000 shares of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000. We issued 810,000 common shares a price of $0.10 per share for gross proceeds of $81,000 under our SB-2 registration statement in August, 2005.

As of June 30, 2006, our total assets which consist entirely of cash amounted to $40,720 and our total liabilities were $53,500. Working capital stood at negative $12,780.

For the year ended June 30, 2006, the net loss was $53,939 ($0.0050 per share). The loss per share was based on a weighted average of 10,685,385 common shares outstanding. For the same period ended June 30, 2005, the corresponding number was a loss of $29,182 ($0.0029) based on 10,000,000 shares outstanding. For the year ended June 30, 2006, the cumulative net loss from inception was $105,492.

Future Operations

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue through fiscal 2006 - 2007. As noted under Plan of Operation above on page 17, management projects that we may require up to $500,000 to fund our ongoing operating expenses and working capital requirements for the next twelve months.

As at June 30, 2006 we had a working capital deficit of $12,780. We plan to raise the additional capital required to meet the balance of our estimated funding requirements for the next twelve months, primarily through the private placement of our securities. We do not anticipate that we will be able to satisfy any of these funding requirements internally until we significantly increase our revenues.

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

Research and Development

Research costs are expensed as incurred. During the year, $0 (2005 - $0) was incurred on research and development.

Foreign Currency and Exchange Rates

The financial position and results of operations are determined using local currency (the Canadian Dollar) as the functional currency. Dollar costs of Alton’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency. At June 30, 2006 the exchange rate was approximately CA $1.12 to US $1.00.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent fiscal year ended June 30, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of Independent Auditor's by Cordovano & Honeck, LLP, for the audited consolidated financial statements for the year ended June 30, 2006 is included herein immediately following and preceding the audited financial statements.

ALTON VENTURES, INC.
(An Exploration Stage Company)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Alton Ventures, Inc.:

We have audited the accompanying balance sheet of Alton Ventures, Inc. as of June 30, 2006, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended June 30, 2006 and 2005, and the period from September 6, 2001 (inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alton Ventures, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005, and the period from September 6, 2001 (inception) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Cordovano and Honeck LLP
Englewood, Colorado
September 15, 2006

ALTON VENTURES, INC.
(An Exploration Stage Company)
Balance Sheet

June 30, 2006

Assets
Current assets:
Cash	$40,720
Total current assets	$40,720

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$3,500
Note payable (Note 4)	50,000
Total current liabilities	53,500

Shareholders’ deficit (Notes 2 and 5):
Common stock, $.001 par value; 500,000,000 shares authorized,
10,810,000 shares issued and outstanding	10,810
Additional paid-in capital	81,152
Accumulated deficit	(105,492)
Cumulative translation adjustment	750
Total shareholders’ deficit	(12,780)
$40,720

See accompanying notes to financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Statements of Operations

			September 6,
			2001
			(Inception)
	For the Years Ended		Through
	June 30,		June 30,
	2006	2005	2006

Expenses:
Contributed rent (Note 2)	$900	$1,200	$5,500
Contributed administrative support (Note 2)	250	200	800
Mineral interest acquisition costs (Note 3)	—	—	2,502
Mineral interest exploration costs (Note 3)	24,433	—	24,433
Professional fees	7,936	6,351	18,787
Travel, meals and business promotion	2,110	4,418	11,151
Office	13,050	11,435	28,332
Organization costs	—	—	1,500
Licenses, permits, filing fees	2,554	3,825	7,728
Other	2,706	1,753	4,759
Total expenses	53,939	29,182	105,492
Loss before income taxes	(53,939)	(29,182)	(105,492)

Income tax provision (Note 6)	—	—	—

Net loss	$(53,939)	$(29,182)	$(105,492)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,685,385	10,000,000

See accompanying notes to financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Statement of Changes in Shareholders' Deficit

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at September 6, 2001 (inception)	—	$—	$—	$—	$—	$—

October 2001, common stock sold to an officer
($.001/share) (Note 2)	5,000,000	5,000	—	—	—	5,000
October 2001 through May 2002, common
stock sold in private placement offering
($.001/share) (Note 4)	5,000,000	5,000	—	—	—	5,000
Office space and administrative support
contributed by a director (Note 2)	—	—	1,200	—	—	1,200
Comprehensive loss:
Net loss, period ended June 30, 2002	—	—	—	(7,579)	—	(7,579)
Cumulative translation adjustment	—	—	—	—	(13)	(13)
Comprehensive loss	—	—	—	—	—	(7,592)

Balance at June 30, 2002	10,000,000	10,000	1,200	(7,579)	(13)	3,608

Office space and administrative support
contributed by a director (Note 2)	—	—	1,250	—	—	1,250
Comprehensive loss:
Net loss, year ended June 30, 2003	—	—	—	(4,161)	—	(4,161)
Cumulative translation adjustment	—	—	—	—	16	16
Comprehensive loss	—	—	—	—	—	(4,145)

Balance at June 30, 2003	10,000,000	10,000	2,450	(11,740)	3	713

Office space and administrative support
contributed by a director (Note 2)	—	—	1,300	—	—	1,300
Comprehensive loss:
Net loss, year ended June 30, 2004	—	—	—	(10,631)	—	(10,631)
Cumulative translation adjustment	—	—	—	—	(186)	(186)
Comprehensive loss	—	—	—	—	—	(10,817)

Balance at June 30, 2004	10,000,000	10,000	3,750	(22,371)	(183)	(8,804)

Office space and administrative support
contributed by a director (Note 2)	—	—	1,400	—	—	1,400
Comprehensive loss:
Net loss, year ended June 30, 2005	—	—	—	(29,182)	—	(29,182)
Cumulative translation adjustment	—	—	—	—	1,080	1,080
Comprehensive loss	—	—	—	—	—	(28,102)

Balance at June 30, 2005	10,000,000	10,000	5,150	(51,553)	897	(35,506)

July and August 2005, common stock sold
in a Regulation SB-2 offering at $0.10 per
share, net of $5,338 of offering costs
(Note 4)	810,000	810	74,852	—	—	75,662
Office space and administrative support
contributed by a director (Note 2)	—	—	1,150	—	—	1,150
Comprehensive loss:
Net loss, year ended June 30, 2006	—	—	—	(53,939)	—	(53,939)
Cumulative translation adjustment	—	—	—	—	(147)	(147)
Comprehensive loss	—	—	—	—	—	(54,086)

Balance at June 30, 2006	10,810,000	$10,810	$81,152	$(105,492)	$750	$(12,780)

See accompanying notes to financial statements

ALTON VENTURES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			September 6,
			2001
			(Inception)
	For the Years Ended		Through
	June 30,		June 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(53,939)	$(29,182)	$(105,492)
Adjustments to reconcile net loss to net cash
used in operating activities:
Office space and administrative support
contributed by a director (Note 2)	1,150	1,400	6,300
Changes in operating assets and liabilities:
Deferred offering costs	5,338	(5,338)	—
Accounts payable and accrued expenses	(2,232)	(921)	3,500
Net cash used in
operating activities	(49,683)	(34,041)	(95,692)

Cash flows from financing activities:
Proceeds from the sale of common stock,
less offering costs (Note 5)	75,662	—	85,662
Proceeds from related party loans (Note 2)	7,000	11,000	43,000
Repayment of related party loans (Note 2)	(43,000)	—	(43,000)
Proceeds from note payable (Note 4)	50,000	—	50,000
Net cash provided by
financing activities	89,662	11,000	135,662

Effect of exchange rate changes on cash	(147)	1,080	750

Net change in cash	39,832	(21,961)	40,720

Cash, beginning of period	888	22,849	—

Cash, end of period	$40,720	$888	$40,720

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at June 30, 2006.

Financial Instruments
At June 30, 2006, the fair value of the Company’s financial instruments approximate their carrying value based on their terms and interest rates.

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

Earnings (loss) per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At June 30, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

Foreign Currency Translation
The accounts of the Company’s foreign operations have been translated into United States dollars. Assets and liabilities of those operations are translated in U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the average exchange rates for the

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

reporting period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders’ equity.

Fiscal Year-end
The Company operates on a June 30 year-end.

Recent Accounting Pronouncements
In December 2004, the FASB issued FASB Statement No. 123(R), Share-Based Payment, which is a revision to FASB Statement No. 123, Accounting for Stock-Based Compensation (FASB 123). FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company plans to use the Black-Scholes valuation model to estimate the value of any stock options granted to employees. The Company plans to adopt FASB Statement No. 123(R) on July 1, 2006 and expects to apply the modified prospective method upon adoption. The modified prospective method requires companies to record compensation cost beginning with the effective date based on the requirements of FASB Statement No. 123(R) for all share-based payments granted after the effective date. All awards granted to employees prior to the effective date of FASB Statement No. 123(R) that remain unvested at the adoption date will continue to be expensed over the remaining service period in accordance with FASB 123. The Company has not granted any employee awards since its inception.

(2)	Related Party Transactions

The Company’s president contributed office space to the Company from inception through March 31, 2006. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense with a corresponding credit to additional paid-in capital. On April 1, 2006, the Company began renting office space on a month-to-month basis at a cost of $200 per month.

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

On June 5, 2006, a shareholder advanced the Company $7,000 for working capital. The advance did not carry an interest rate and was due on demand. The Company repaid the shareholder all $7,000 on June 28, 2006.

In October 2001, the Company sold 5,000,000 shares of its restricted common stock to its president for $5,000 ($.001/share).

(3)	Option Agreement on Mineral Interests

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

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

Thunder Bay Option Agreement
On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Thunder Bay Mining District, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

Cash		Exploration
Payments		Expenditures		Due Date
CDN	$-	CDN	$25,000.00	December 31, 2005*
CDN	$-	CDN	$50,000.00	December 31, 2007
CDN	$-	CDN	$100,000.00	December 31, 2008
CDN	$50,000.00	CDN	$-	January 1, 2010

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2010, as long as the Company holds any interest in the claim.

*	The Company paid CDN$29,000 (US$24,433) in exploration expenditures during September 2005 in accordance with the terms of the agreement.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

The Company received the engineering report on the first phase of the property’s exploration, which included the following recommendations:

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

If the Company determines that it should continue with the projected three-phase exploration program, the second phase should be comprised of three parts:

Phase 2A	Stake an additional 40 to 50 claims to the east, west, and north of the existing claim (estimated cost of CDN$18,000).

Phase 2B	Repeat the Phase 1 general exploration program on the newly acquired claims (estimated cost of CDN$95,000).

Phase 2C	Conduct diamond drilling over selected targets determined from Phase 2B (estimated cost of CDN$135,000).

(4)	Note Payable

On June 30, 2006, the Company obtained $50,000 in working capital in exchange for a promissory note. The note is unsecured, carries an 8.5% interest rate and matures on December 31, 2006.

(5)	Shareholders’ Equity

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

(6)	Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	June 30,
	2006	2005

U.S. statutory federal rate	15.53%	15.00%
Contributed rent and services	-0.33%	-0.72%
Net operating loss for which no tax
benefit is currently available	-15.20%	-14.28%
	0.00%	0.00%

At June 30, 2006, deferred tax assets consisted of a net tax asset of $15,158, due to operating loss carryforwards of $99,192, which was fully allowed for, in the valuation allowance of $15,158. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The

ALTON VENTURES, INC.
(An Exploration Stage Company)
Notes to Financial Statements

change in the valuation allowance for the years ended June 30, 2006 and 2005 totaled $8,197 and $4,167, respectively. The current tax benefit for the years ended June 30, 2006 and 2005 also totaled $8,197 and $4,167, respectively. The net operating loss carryforward expires through the year 2026.

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

As required by Rule 13a-15 under the Exchange Act, as of June 30, 2006, the end of the year to which this annual report relates, we have carried out an evaluation of the effectiveness of the design and operation of Alton’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our President. Based upon that evaluation, our President concluded that the disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Code of Ethics

The Board of Directors on August 05, 2005 adopted a formal written Code of Business Conduct and Ethics and Compliance Program for all officers, directors and senior employees. The Code of Business Conduct and Ethics has been filed with this annual report as an exhibit and a copy is available upon written request by any person without charge. To obtain a copy, an interested party should contact our offices by telephone at (604) 275-6519 or write to 12880 Railway Avenue, Unit 35, Richmond, B.C. V7E 6G4.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Corporation	Age	Date First Elected / Appointed
Brian C. Doutaz	President and Director	61	September 06, 2001
James M. Hutchison	Secretary, Treasurer and Director	45	October 23, 2001

Business Experience

None of the directors or officers has professional or technical accreditation in the exploration, development or operations of mining or mining related projects. Mr. Doutaz has held his office/position since September 06, 2001, has spent approximately 15% of his time on the affairs of Alton (approximately 9 hours per week) and is expected to hold the office/position until the next annual meeting of our shareholders. Mr. Hutchison who has been a director and held his office/position since October 23, 2001 will be spending approximately 2% of his time on the affairs of Alton (approximately 1 hour per week) and is expected to hold the office/position until the next annual meeting of our shareholders. For the coming year, it is anticipated that the time commitment and requirement will remain approximately the same.

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

James M. Hutchison is Secretary, Treasurer and Chief Financial Officer and a director of Alton. Mr. Hutchison is President of Precision Injection Molding, Inc., a private British Columbia company which specializes in the injection moulding of thermoplastic components, parts and assemblies to specific and exacting requirements in conjunction with product design and development, which he started in 1997.

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

No chief executive officer of our company received any cash or other compensation during the fiscal years ended June 30, 2006 or 2005. An affiliate of Alton provided office space to us at the deemed rate of $100 per month up until March 31, 2006 for a total of $900 during the past fiscal year. On April 01, 2006 Alton commenced paying rent for its office space. In addition, that same affiliate has contributed services to Alton during the year ended June 30, 2006 at a deemed amount of $250. The total of these amounts are charged to their appropriate expense items and an equal amount is posted to shareholder’s equity. No other executive officer of our company received an annual salary and/or bonus.

During the year ended June 30, 2006 we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the year ended June 30, 2006 and there were no stock options or stock appreciation rights outstanding on June 30, 2006.

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

The following table sets forth, as of September 15, 2006 certain information with respect to the beneficial ownership of our common shares by each shareholder known to us to be the beneficial owner of 5% of our common shares, and by each of our officers and directors. Each person has sole voting power with respect to the common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in the common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Brian C. Doutaz	5,000,000	46.25%
Directors and Officers (as a group)	5,000,000	46.25%

(1)

Based on 10,810,000 shares outstanding as of September 15, 2006 and, as to a specific person, shares issuable pursuant to the conversion or exercise, as the case may be, of currently exercisable or convertible debentures, share purchase warrants and stock options within 60 days.

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

The following reports on Form 8-K were filed during the year ended June 30, 2006:

  May 02, 2006 – Other Events – The Board of Directors announced it was in receipt of the Geological Report on the Phase I Exploration Program on the Maun Lake Mining Claims Property and an outline of the results of the program was provided.

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

Audit Fees: The aggregate fees billed for the fiscal year ended June 30, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10Q was approximately $3,000 as compared to $3,000 for the similar period of the preceding fiscal year and for the period from inception on September 06, 2001 to June 30, 2005 the amount was approximately $8,851.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended June 30, 2006 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, were approximately $0 versus $0 for the similar period last year and for the period from inception on September 06, 2001 to June 30, 2006 the amount was approximately $0.

Tax Fees: The aggregate fees billed for the fiscal year ended June 30, 2006 for professional services rendered by the principal accountant for tax compliance and tax planning was approximately $0 and for the period from inception on September 06, 2001 to June 30, 2006 the amount was approximately $0.

All Other Fees: The aggregate fees billed for the fiscal year ended June 30, 2006 for products and services provided by the principal accountant other than the services reported above was approximately $0 and for the period from inception on September 06, 2001 to June 30, 2005 the amount was approximately $0.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTON VENTURES, INC.
(Registrant)

By:	/s/ “Brian C. Doutaz”
Brian C. Doutaz, President and Director (Principal Executive Officer, Chief Executive Officer

Date: September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Brian C. Doutaz”
Brian C. Doutaz, President (Principal Executive Officer, Chief Executive Officer) and Member of the Board of Directors

By:	/s/ “James M. Hutchison”
James M. Hutchison, Secretary, Treasurer, Principal Financial Officer and Chief Financial Officer) and Member of the Board of Directors

Date: September 28, 2006