Form 10QSB
period 2006-09-30
Arkanova Energy Corp
filed 2006-11-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission file number: 333-118077

ARKANOVA ENERGY CORPORATION
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,620,000 shares of Common Stock as of November 10, 2006.

Transitional Small Business Format. Yes [           ] No [ x ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ARKANOVA ENERGY CORPORATION
(Formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)

September 30, 2006

Assets
Current assets:
Cash	$10,211
$10,211

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,000
Note payable (Note 4)	50,000
Accrued interest payable (Note 4)	1,063
Total current liabilities	52,063

Shareholders’ equity (Notes 2, 5 and 7):
Common stock, $.001 par value; 500,000,000 shares authorized,
21,620,000 shares issued and outstanding	21,620
Additional paid-in capital	70,442
Accumulated deficit	(134,315)
Cumulative translation adjustment	401
Total shareholders’ equity	(41,852)
$10,211

See accompanying notes to condensed financial statements

ARKANOVA ENERGY CORPORATION
(Formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

			September 6,
			2001
			(Inception)
	For The Three Months Ended		Through
	September 30,		September 30,
	2006	2005	2006

Expenses:
Contributed rent (Note 2)	$—	$300	$5,500
Contributed administrative support (Note 2)	100	50	900
Compensation	7,500	—	7,500
Unproven mineral interest acquisition costs (Note 3)	—	—	2,502
Unproven mineral interest exploration costs (Note 3)	—	24,433	24,433
Professional fees	16,279	2,775	35,066
Travel, meals and business promotion	—	854	11,151
Office	2,141	3,989	30,473
Organization costs	—	—	1,500
Licenses, permits, filing fees	1,017	470	8,745
Other	723	918	5,482
Total expenses	27,760	33,789	133,252
Loss from operations	(27,760)	(33,789)	(133,252)

Interest expense	(1,063)	—	(1,063)

Loss before income taxes	(28,823)	(33,789)	(134,315)

Income tax provision (Note 6)	—	—	—

Net loss	$(28,823)	$(33,789)	$(134,315)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	21,620,000	20,810,000

See accompanying notes to condensed financial statements

ARKANOVA ENERGY CORPORATION
(Formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 6,
			2001
			(Inception)
	For The Three Months Ended		Through
	September 30,		September 30,
	2006	2005	2006
Net cash used in
operating activities	$(30,160)	$(34,871)	$(125,852)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	81,000	85,662
Proceeds from note payable	—	—	50,000
Proceeds from related party loans (Note 2)	—	—	43,000
Repayment of related party loans (Note 2)	—	(36,000)	(43,000)
Net cash provided by
financing activities	—	45,000	135,662

Effect of exchange rate changes on cash	(349)	(66)	401

Net change in cash	(30,509)	10,063	10,211

Cash, beginning of period	40,720	888	—

Cash, end of period	$10,211	$10,951	$10,211

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

ARKANOVA ENERGY CORPORATION
(Formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the period ended June 30, 2006 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is in the exploration stage in accordance with Industry Guide 7. On September 25, 2001, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in Omineca Mining District, British Columbia, Canada. The Company made the first payment under the agreement in November 2001, but terminated the agreement on December 31, 2002 (see Note 3). On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title, and interest in a mineral claim located in Thunder Bay Mining Division, Ontario, Canada (see Note 3).

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

During February 2004, March 2005, April 2005, and June 2005, the president advanced the Company $25,000, $5,000, $5,000 and $1,000, respectively, for working capital. The loans did not carry an interest rate and were due on demand. During August 2005, the Company repaid its president all $36,000 from proceeds received in its common stock offering (see Note 5).

On June 5, 2006, a shareholder advanced the Company $7,000 for working capital. The advance did not carry an interest rate and was due on demand. The Company repaid the shareholder all $7,000 on June 28, 2006.

In October 2001, the Company sold 10,000,000 (post-split) shares of its restricted common stock to its president for $5,000 ($.001/share).

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

NOTE 4: NOTE PAYABLE

On June 30, 2006, the Company obtained $50,000 in working capital in exchange for a promissory note. The note is unsecured, carries an 8.5% interest rate and matures on December 31, 2006. Accrued interest payable on the note totaled $1,063 at September 30, 2006.

NOTE 5: SHAREHOLDERS’ EQUITY

Between July and August 2005, the Company offered for sale 1,600,000 minimum to 2,400,000 maximum (post-split) shares at of its common stock at a price of $0.10 per share. The Company closed the offering August 12, 2005, after selling 1,620,000 (post-split) shares for net proceeds of $75,662, after deducting offering costs totaling $5,338. The offering was made pursuant to a Registration Statement which became effective on February 18, 2005.

Between October 2001 and May 2002, the Company offered for sale 10,000,000 (post-split) shares of its common stock at a price of $0.001 per share. The Company closed the offering after selling all 10,000,000 (post-split) shares for gross proceeds of $5,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

NOTE 6: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE 7: SUBSEQUENT EVENTS

Name change

Effective November 1, 2006, we changed our name from “Alton Ventures Inc.” to “Arkanova Energy Corporation.” The name change was effected by merging Arkanova Energy Corporation, the Company’s wholly-owned subsidiary that was incorporated for the sole purpose of effecting the merger, with and into our company, with our company carrying on as the surviving corporation under the new name “Arkanova Energy Corporation.” We changed the name of our company in anticipation of closing the Agreement and Plan of Merger dated October 20, 2006 (see below), among our company, Arkanova Acquisition Corp. and Arkanova Energy, Inc.

Common stock split

We affected a forward stock split of our authorized, issued and outstanding common stock on November 1, 2006, whereby each share of common stock prior to the stock split was equal to two shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 500,000,000 shares of common stock with a par value of $0.001 to 1,000,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 10,810,000 shares of common stock to 21,620,000 shares of common stock.

Agreement and Plan of Merger

On October 20, 2006, we entered into an agreement and plan of merger (the “Merger Agreement”) with Arkanova Energy, Inc., a private Delaware corporation (“Arkanova”) and Arkanova Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Acquisition Corp.”) incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, at the effective time, Arkanova will merge with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common shares in the capital of Arkanova will be immediately cancelled, and the former shareholders of Arkanova will be issued an aggregate of 13,000,000 post-stock split common shares in the capital of our company as more particularly described below.

Business of Arkanova Energy, Inc.

Following the closing of the Merger Agreement, we will carry on the current business of Arkanova. Arkanova was incorporated under the laws of the State of Delaware on June 15, 2006, and is engaged in acquiring, exploring and developing oil and gas properties. Arkanova’s principal offices are located at Suite 1650, 200 Burrard Street, Vancouver, British Columbia V6C 3L6.

Arkanova’s principal assets consist of oil and gas leases for a 100% working interest in approximately 19,000 gross mineral acres located in the Fayetteville Shale trend in Phillips and Monroe Counties, Arkansas. Arkanova has also committed to acquire an additional 31,000 gross mineral acres in these two counties.

In addition, Arkanova has acquired an option to acquire oil and gas leases for a 100% working interest in an additional 15,000 gross mineral acres located in Deshea County, Arkansas.

Conditions Precedent to the Closing of the Merger Agreement

The closing of the Merger Agreement is subject to the satisfaction of several conditions precedent as set forth in the Merger Agreement, including the following:

1.

We will have changed our name to “Arkanova Energy Corporation” and affected a stock split whereby each share of our common stock issued and outstanding prior to the stock split will be converted into two shares of our common stock. The 13,000,000 common shares that we are required to issue pursuant to the Merger Agreement will be issued following completion of the proposed stock split;

2.

Our President will have executed a return to treasury agreement whereby he agrees to tender the 5,000,000 common shares in the capital of our company held by him to our treasury for cancellation, without consideration;

3.	The Merger Agreement will have been be approved by a majority of the Arkanova shareholders;

4.	Arkanova will have provided to us audited financial statements for the period from its inception to September 30, 2006; and

5.	We will have raised at least US$5,000,000 by way of a private placement of our equity securities.

Due to the conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, we can offer no assurance that we will close the Merger Agreement.

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

As used in this annual report, the terms "we", "us", "our", and "Arkanova" mean Arkanova Energy Corporation, unless otherwise indicated.

Arkanova is an exploration stage company. There is no assurance that commercially viable mineral deposits exist on the claim that we have under option. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the claim is determined.

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

Geology	The science that deals with the history of the earth and its life especially as recorded in the rocks; a chronological account of the events in the earth’s history.

Geophysics	The science of the earth with respect to its structure, components and development.

Mineral	A naturally occurring inorganic element or compound having an orderly internal structure and characteristic chemical composition, crystal form and physical properties.

Mineralization	Rock containing an undetermined amount of minerals or metals.

Waste	Material that is too low in grade to be mined and milled at a profit.

Foreign Currency and Exchange Rates

Dollar costs of Arkanova’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.12 or CA $1.00 being approximately equal to US $0.88 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING SEPTEMBER 30, 2006 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

We were incorporated in the State of Nevada on September 06, 2001 as Talon Ventures, Inc. and established a fiscal year end of June 30. On January 15, 2003, our name was changed to Alton Ventures, Inc. by registering a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State. Then, on November 01, 2006, our name was changed to Arkanova Energy Corporation by registering a Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State. Our statutory registered agent's office is located at 251 Jeanell Drive, No. 3, Carson City, Nevada 89703 and our business office is located at 12880 Railway Avenue, Unit 35, Richmond, British Columbia V7E 6G4. Our telephone number is (604) 275-6519. There have been no material reclassifications, mergers, consolidations or purchases or sales of any significant amount of assets not in the ordinary course of business since the date of incorporation. We are a start-up, exploration stage company engaged in the search for gold and related minerals. There is no assurance that a commercially viable mineral deposit, a reserve, exists in our claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.

On May 07, 2004, we optioned a mineral property containing a mineral claim in northwestern Ontario, Canada by entering into an option agreement with Richard T. Heard, the beneficial owner of the claim, an arms-length resident of B. C., to acquire the claim by carrying out certain exploration work on the claim. We can acquire a 100% interest in the claim subject to the expenditure of a total of CA $175,000 through a three-phase exploration program. In addition, the vendors retain a 3% net smelter royalty. After January 1, 2010 payments of CA $50,000 per year are to be made as advance royalty to Heard so long as Arkanova retains an interest in the claim.

Under the terms of the agreement Arkanova must incur exploration expenditures on the claim of a minimum of $25,000, by September 30, 2005 ($29,000 incurred in phase I and paid); incur additional exploration expenditures on the claim of a further CA $50,000 by December 31, 2007; incur exploration expenditures on the claim of a further CA $100,000, for an aggregate minimum exploration expense of CA

$175,000, by December 31, 2008; and upon exercise of the option we are required to pay to Heard, commencing January 1, 2010, the sum of CA $50,000 per annum, as prepayment of the net smelter royalty.

Net smelter returns refers to the net proceeds received by Arkanova from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the claim without encumbrances. The noted payments are advances against that royalty. In the event that we sell or transfer our interest to a third party, that party will assume the obligations under the NSR provision of the option agreement.

Agreement and Plan of Merger with Arkanova Energy, Inc.

On October 20, 2006, we entered into an agreement and plan of merger (the “Merger Agreement”) with Arkanova Energy, Inc., a private Delaware corporation (“Arkanova”) and Arkanova Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Acquisition Corp.”) incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, at the effective time, Arkanova will merge with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common shares in the capital of Arkanova will be immediately cancelled, and the former shareholders of Arkanova will be issued an aggregate of 13,000,000 post-stock split common shares in the capital of our company as more particularly described below.

Our Current Business

Maun Lake Mineral Claim

The mineral claim located in the Maun Lake area of north-western Ontario, consists of one patented mineral claim block which can be located on map NTS 1:50,000 sheet 42L/07W in the Maun Lake area northeast of Thunder Bay in the province of Ontario and consists of one mineral claim which in total measures 500 metres (1,640 feet) by 500 metres (1,640 feet) covering an area of approximately 160 acres or 64 hectares. The author of the initial report on the property, N.C. Carter, Ph.D., P. Eng. concluded that the claim is considered to be unexplored for volcanic massive sulphides. He recommended an exploration program be undertaken to systematically evaluate the claim to identify and test targets for sulphide mineralization.

On September 15, 2005 Mr. N. C. Carter, Ph. D., P. Eng., lead a work party to commence phase I of the planned exploration program. Details of the work completed and the ensuing Geological Report on the Phase I Exploration Program on the Maun Lake Mining Claims Property indicates that the phase I program did not return the results we were initially seeking within the borders of the claim.

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

In view of the extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, Mr. Carter recommended that we seek to acquire additional claims prior to the initiation of further work in the Maun Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim is recommended at a cost of approximately CA $18,000. The new claims should then be subjected to a two phase exploration program at a cost of CA $230,000. If the staking of additional claims is concluded not to be an option or if we are unable to stake additional claims or if the area adjacent to the claims is owned by other parties and we are not able to negotiate suitable terms of acquisition he recommended that no further work be undertaken and that we abandon the property for lack of merit as presently owned.

Although the Board of Directors hesitates to commit to an expenditure of CA $248,000 without better results from phase I and without a better understanding of the geology of the lands surrounding the claim as well as the ability to acquire additional claims in the area, we are currently in negotiations with various firms and persons seeking to raise such capital to continue with the exploration program and seek additional claims. Success has been limited to date. We are also seeking access to claims surrounding the Maun Lake claim. At the same time, we will be seeking additional projects or other business opportunities for Arkanova.

Details of the claim are as follows :

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

The Maun Lake property is 300 kilometres northeast of Thunder Bay and 75 kilometres north of Geraldton in northwest Ontario. More precisely, the property is situated north of Esnagami Lake and east of O’Sullivan Lake some 33 km north-northwest of Nakina which is on the CN Rail main line 67 kilometres by paved highway north of the town of Geraldton which is on the Trans-Canada Highway. Coordinates for the centre of the subject mineral claim are 50o 17’ North and 86o 50’ West in NTS map-area 42L/07W.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan for the balance of the fiscal year is to determine whether to continue with the Maun Lake claim, whether we are in a position to raise the funds necessary to allow us to seek the stake or otherwise acquire added lands and to commit to the significant cost of the second phase of the exploration program as outlined by Mr. Carter in his latest report. We have started to assess the availability of land by simple staking or determining what adjacent claims are owned by others. We are currently investigating these issues and are currently in negotiations with various firms and persons seeking to raise such capital to continue with the exploration program and acquire additional claims. We will also seek out access to claims surrounding the Maun Lake claim and at the same time are seeking additional projects or other business opportunities.

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

Agreement and Plan of Merger with Arkanova Energy, Inc.

On October 20, 2006, we entered into an agreement and plan of merger (the “Merger Agreement”) with Arkanova Energy, Inc., a private Delaware corporation (“Arkanova”) and Arkanova Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Acquisition Corp.”) incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, at the effective time, Arkanova will merge with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common shares in the capital of Arkanova will be immediately cancelled, and the former shareholders of Arkanova will be issued an aggregate of 13,000,000 post-stock split common shares in the capital of our company as more particularly described below.

Business of Arkanova Energy, Inc.

Following the closing of the Merger Agreement, we will carry on the current business of Arkanova. Arkanova was incorporated under the laws of the State of Delaware on June 15, 2006, and is engaged in acquiring, exploring and developing oil and gas properties. Arkanova’s principal offices are located at Suite 1650, 200 Burrard Street, Vancouver, B.C. V6C 3L6.

Arkanova’s principal assets consist of oil and gas leases for a 100% working interest in approximately 19,000 gross mineral acres located in the Fayetteville Shale trend in Phillips and Monroe Counties, Arkansas. Arkanova has also committed to acquire an additional 31,000 gross mineral acres in these two counties.

In addition, Arkanova has acquired an option to acquire oil and gas leases for a 100% working interest in an additional 15,000 gross mineral acres located in Deshea County, Arkansas.

Conditions Precedent to the Closing of the Merger Agreement

The closing of the Merger Agreement is subject to the satisfaction of several conditions precedent as set forth in the Merger Agreement, including the following:

1.

We will have changed our name to “Arkanova Energy Corporation” and affected a stock split whereby each share of our common stock issued and outstanding prior to the stock split will be converted into two shares of our common stock (this action was completed and implemented on November 01, 2006). The 13,000,000 common shares that we are required to issue pursuant to the Merger Agreement will be issued following completion of the proposed stock split;

2.

Our President will have executed a return to treasury agreement whereby he agrees to tender the 5,000,000 common shares in the capital of our company held by him to our treasury for cancellation, without consideration;

3.

The Merger Agreement will have been be approved by a majority of the Arkanova shareholders (completed by consent resolutions of specific shareholders representing greater than 51% of the issued and outstanding common stock on October 20, 2006);

4.	Arkanova will have provided to us audited financial statements for the period from its inception to September 30, 2006; and

5.	We will have raised at least US $5,000,000 by way of a private placement of our equity securities.

Due to the conditions precedent to closing, including those above, and the risk that the conditions precedent will not be satisfied, we can offer no assurance that we will close the Merger.

Employees

Initially, we intend to use the services of subcontractors for manual labour exploration work on our claim and Mr. Nicholas Carter, a recognized engineer and geologist, to manage the exploration program. Our only employee is Brian C. Doutaz, our senior officer and director. Mr. Carter is not a consultant to Arkanova, rather he is the author of the geological report. We intend to hire geologists, engineers and excavation subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to continue to retain Mr. Carter as senior geological engineer. We do not intend to initiate negotiations or hire anyone until we are prepared to carry on with phase II as outlined.

At present, we have no employees, other than Mr. Doutaz, our officer and director who does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employees.

Offices

Our offices are located at 12880 Railway Avenue, Unit 35, Richmond, B.C. Canada V7E 6G4. Specific direct expenses incurred such as telephone and secretarial services are charged back to Arkanova at cost on a quarterly basis.

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

We had sufficient financial resources to complete the first phase of our proposed exploration plan. However, in order to complete future phases of our proposed exploration program or to acquire additional claims or to complete the Plan of Merger with Arkanova Energy, Inc. we will need significant additional funding. Even if the first phase of our exploration program were deemed to be successful there would be no guarantee that we would be able to raise any additional capital in order to finance the second or third phases. Should we be unable to raise additional funding to complete future exploration we will have to search out other projects or avenues of keeping Arkanova in business.

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

Due to the conditions precedent to closing of the Plan of Merger, including those set out above, and the risk that these conditions precedent will not be satisfied, we can offer no assurance that we will close the Merger Agreement.

Results of Operations

The Corporation was incorporated on September 06, 2001; comparative periods for the three months ended September 30, 2006 and September 06, 2001 (inception) through September 30, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to September 30, 2006 was $125,852 as a result of proceeds received from sales of our common stock, loans from shareholders (repaid in full) and the proceeds of a promissory note.

The Corporation did not generate any revenues from operations for the quarter ended September 30, 2006.

REVENUES

REVENUE – No revenues were received for the quarter ended September 30, 2006 ($0 for the quarter ended September 30, 2005 and $0 for the period from inception to September 30, 2006).

PROMISSORY NOTE: On June 30, 2006, we signed a promissory note with Sovereign Services Limited, an arms-length Hong Kong corporation, whereby we borrowed the sum of $50,000 which must be repaid by December 31, 2006. The note bears interest at a rate of eight and one half percent (81/2%) per annum. The funds are being allocated to working capital. Accrued interest payable on the note totalled $1,063 at September 30, 2006.

ADVANCES: During 2004 and early 2005 an officer of the Corporation advanced Arkanova a total of $36,000 for working capital purposes. The advance was repaid with cash in August, 2005.

To date, we have not generated any revenues from our mineral exploration business.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities during the three months ended September 30, 2006 was $0 (nil) as compared to $81,000 (less $5,338 in offering costs) as a result of proceeds received under our SB-2 registration statement for the three month period ended September 30, 2005 and $91,000 (less $5,338 in offering costs) received for the period from inception on September 06, 2001 through to and including September 30, 2006. No shares were issued in the most recent quarter. No options or warrants were issued or are outstanding to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses decreased marginally to $27,760 in the quarter ended September 30, 2006 from $33,789 in the previous quarter ended September 30, 2005; a total of $133,252 in expenses has been incurred since inception on September 06, 2001 through September 30, 2006. The decrease in costs in this quarter occurred as the result of Arkanova having completing its SB-2 registration statement offering and phase I of the exploration program on our optioned claim during the similar period in 2005. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $100 in contributed expenses (for contributed administrative costs) were incurred for the quarter ended September 30, 2006 as compared to $350 for the quarter ended September 30, 2005 while a total of $6,400 was incurred in the period from inception on September 06, 2001 to September 30, 2006. Our president contributed office space to the Company from inception through March 31, 2006. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense. On April 1, 2006, the Company began renting office space on a month-to-month basis at a cost of $200 per month. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters ended September 30, 2006 or September 30, 2005. For the period from inception through September 30, 2006, $2,502 was recorded in acquiring our optioned claim.

UNPROVEN MINERAL AND PROPERTY EXPLORATION COSTS AND FILING FEES: No such costs were expended for the Maun Lake claim in the quarter ended September 30, 2006 but $24.433 was incurred during the similar period last year. To date, we have incurred a total of $24,433 in exploring our claim for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Arkanova incurred $16,279 in professional fees for the quarter ended September 30, 2006 as compared to $2,775 for the same period in 2005. From inception to September 30, 2006, we have incurred a total of $35,066 in professional fees mainly spent on legal and accounting matters. The amount increased significantly this quarter as the result of the engagement of legal advice regarding possible acquisitions.

COMPENSATION: $7,500 in compensation costs were incurred for the quarter ended September 30, 2006 and $0 (nil) was incurred for the year ended September 30, 2006. A total of $7,500 in compensation costs have been incurred since inception.

OFFICE EXPENSES: $2,141 in office costs were incurred in the most recent quarter which ended on September 30, 2006. By comparison, $3,989 as incurred for the similar period in the previous fiscal year. For the period September 06, 2001 (inception) through September 30, 2006 a total of $30,473 has been spent on office related expenses.

TRAVEL, MEALS AND BUSINESS PROMOTION: No travel, meal and business promotion costs were incurred in the most recent quarter which ended on September 30, 2006. By comparison, $854 was incurred for the similar period in the previous fiscal year. For the period September 06, 2001 through September 30, 2006 a total of $11,151 has been spent on travel, meals and business promotion and related expenses.

INCORPORATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter which ended on September 30, 2006 and $0 (nil) was incurred for the similar period in the previous fiscal year. For the period from inception through September 30, 2006 a total of $1,500 has been spent on incorporation costs related to establishing our business.

LICENSES, PERMIT AND FILING FEE COSTS: $1,017 in licences, permits and filing fees were incurred in the current quarter under review while $470 was incurred for the quarter ended September 30, 2006. For the period from inception through September 30, 2006, Arkanova has spent a total of $8,745 on licences, permits and filing fee expenses.

OTHER COSTS: $723 in other costs were incurred in the current quarter under review while $918 was incurred for the quarter ended September 30, 2006. For the period (inception) through September 30, 2006, Arkanova has spent a total of $5,482 on other or miscellaneous expenses.

NET CASH USED IN OPERATING ACTIVITIES: For the three month period ending September 30, 2006, $30,160 in net cash was used as compared to $34,871 having been used in the similar period ended September 30, 2005. A total of $125,852 in net cash has been used for the period from inception on September 06, 2001 to September 30, 2006.

INCOME TAX PROVISION: As a result of operating losses, there has been no provision for the payment of income taxes to date in 2005 - 2006 or from the date of inception.

As of the date of this report Arkanova has 21,620,000 common shares issued and outstanding.

Arkanova continues to carefully control its expenses and overall costs as it moves forward with the development of its business plan. Arkanova does not have any employees and engages personnel through outside consulting contracts or agreements or other such arrangements, including for legal, accounting and technical consultants.

Plan of Operation

We believe we can satisfy our cash requirements for the current fiscal year end of June 30, 2007, only by raising additional capital through private placements, equity financing or loans and the like. As of September 30, 2006, we had a deficit of $41,852 in unallocated working capital.

The primary focus of our business plan for the balance of the current fiscal year is to complete the Plan of Merger with Arkanova Energy, Inc. and to focus on acquiring, exploring and developing Arkanova’s oil and gas properties in Phillips and Monroe Counties, Arkansas.

The secondary focus of our business plan is to determine whether we wish to continue with the Maun Lake claim, seek the additional financing required to stake or otherwise acquire added lands and to commit to the significant cost of the second phase of the exploration program as previously outlined.

Following industry trends and demands, we are also considering the acquisition of other properties or projects. In either situation, a new public offering might be needed and completed during that period.

On November 01, 2006, the shares of Arkanova were made available for quotation on the Over-the-Counter Bulletin Board under the symbol “AKVA”. As of the date of this report the shares are offered at a price of $1.30 and a had bid price of $1.22 with the last trade being at $1.22.

If we elect not to pursue Phase II of the Maun Lake exploration program we will terminate the option on the claim and seek other business opportunities. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease our mineral exploration operations.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this will likely continue through fiscal 2005 – 2006. Management projects that we may require a total of $11,000,000 to fund our ongoing operating expenses and working capital for the next twelve months, broken down as follows:

Operating expenses	$500,000
Phase II exploration program – Maun	220,000
Oil & gas exploration & development	8,000,000
Working Capital	2,000,000
Total	$10,720,000

As at September 30, 2006, we had a working capital deficit of $41,852.

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

There are no assurances that we will be able to obtain further funds required for our continued operations or for our entry into the petroleum exploration and development industry. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Liquidity and Capital Resources

As of end of the last quarter on September 30, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to September 30, 2006 was $135,662 as a result of proceeds received from sales of our common stock ($91,000 – less $5,338 in offering costs), shareholders loans in the amount of $36,000 which were subsequently repaid and a promissory note in the amount of $50,000 with an arms-length corporation. We issued 10,000,000 shares (post-split) of common stock through a Section 4(2) offering in November, 2001 for cash consideration of $5000. We issued 10,000,000 shares (post-split) of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000. In August, 2005 following the completion of our SB-2 prospectus offering we issued 810,000 shares (post-split) at a price of $0.10 per share to a total of 37 placees under regulation S-B. There are currently 21,620,000 (post-split) shares issued and outstanding. There are no outstanding warrants or options to acquire shares.

As of September 30, 2006, our total assets which consist entirely of cash amounted to $10,211 and our total liabilities were $52,063. Working capital stood at negative $41,852.

For the quarter ended September 30, 2006, the net loss was $28,823 ($0.0010 per share). The loss per share was based on a weighted average of 21,620,000 common shares outstanding. For the same period ended September 30, 2005, the corresponding number was a loss of $33,789 ($0.0016) based on 20,810,000 shares outstanding. For the quarter ended September 30, 2006, the cumulative net loss from inception was $133,252.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended September 30, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

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

We affected a forward stock split of our authorized, issued and outstanding common stock on November 1, 2006, whereby each share of common stock prior to the stock split was equal to two shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 500,000,000 shares of common stock with a par value of $0.001 to 1,000,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 10,810,000 shares of common stock to 21,620,000 shares of common stock.

Arkanova had 21,620,000 shares of common stock issued and outstanding as of November 10, 2006. Of these shares, 10,000,000 shares are held by an affiliate of the Corporation; some of those shares can be resold in compliance with the limitations of Rule 144 as adopted by the Securities Act of 1933, as amended (the “Securities Act”).

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

Use of Proceeds

Net cash provided by financing activities from inception on September 06, 2001 to September 30, 2006 was $125,852 as a result of net proceeds received from sales of our common stock. During that same period, the following table indicates how the proceeds have been spent to date:

Mineral Interest Acquisition Costs	$ 2,502
Mineral Interest Exploration Costs	24,433
Professional Fees	35,066
Office Expenses	30,473
Travel, Meals and Business Promotion	11,151
Compensation	7,500
Other Costs	15,707
Total Use of Proceeds to September 30, 2006	$126,852

Common Stock

During the nine-month period ended September 30, 2006 no shares of common stock were issued. As of September 30, 2006, there were 10,810,000 (pre-split) shares issued and outstanding and as of November 10, 2006 there were 21,620,000 (post-split) shares outstanding.

We affected a forward stock split of our authorized, issued and outstanding common stock on November 1, 2006, whereby each share of common stock prior to the stock split was equal to two shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 500,000,000 shares of common stock with a par value of $0.001 to 1,000,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 10,810,000 shares of common stock to 21,620,000 shares of common stock.

Options

No options were granted during the three-month period ending September 30, 2006.

Item 6. Exhibits and Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2006:

September 15, 2006 – Other Events – Amendment to Option Agreement for Maun Lake Mineral Claims - Although the Phase I Exploration Program on the Maun Lake Mining Claims Property did not return the results we were initially seeking, the Board of Directors sought an amendment to the Option to Purchase and Royalty Agreement entered into between Arkanova and R. T. Heard dated May 07, 2004, as amended June 30, 2005. We sought to extend the time permitted for completion of phase II of the planned three-phase exploration program so as to allow the Corporation more time to both make a decision on moving forward with the project and to continue to seek avenues of capital raising for the next phase and for further acquisitions. As a result, the Agreement has been extended such as to continue the June 30, 2006 deadline for the completion of the second phase of the exploration program from June 30, 2006 to December 31, 2007 and to extend all subsequent dates by at least one year.

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

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation K – Nil.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkanova Energy Corporation
(Registrant)

Date: November 14, 2006

BY: /s/ “Brian C. Doutaz”

Brian C. Doutaz, President, Chief Executive Officer, Principal Executive Officer,
                              Secretary, Treasurer, Chief Financial Officer, Principal Financial
                              Officer and a Member of the Board of Directors