Form 10KSB/A
period 2006-06-30
Arkanova Energy Corp
filed 2006-11-20
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Check if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)   Yes [    ]  No [ x ]

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

EXPLANATORY NOTE

This annual report on Form 10-KSB/A is being filed to amend our annual report on Form 10-KSB for the year ended June 30, 2006 (the "Original Form 10-KSB"), which was filed with the Securities and Exchange Commission on September 28, 2006. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-KSB/A contains complete text of the Original Form 10-KSB, the cover page of which has been amended, as well as the current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The amendment contained herein corrects the statement that we are an accelerated filer (as defined in Rule 12b-2 of the Act) on the cover page of of the Original Form 10-KSB by unchecking the box marked Yes and checking the box marked No. We have not updated the information contained herein for events occurring subsequent to September 28, 2006, the filing date of the Original Form 10-KSB.

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

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY FOR THE PERIOD ENDING JUNE 30, 2006 SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-KSB/A

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

Date: November 17, 2006

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

Date: November 17, 2006