Form 10QSB
period 2006-12-31
Arkanova Energy Corp
filed 2007-02-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,620,000 shares of Common Stock as of February 14, 2006.

Transitional Small Business Format. Yes [   ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARKANOVA ENERGY CORPORATION
(Formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Condensed Balance Sheet
(Unaudited)
December 31, 2006

Assets
Current assets:
Cash	$33
Note receivable (Note 7)	1,912,290
Accrued interest receivable (Note 7)	11,581
Deferred offering costs (Note 7)	36,069
$1,959,973

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,050
Refundable common stock subscriptions (Note 7)	2,000,000
Total current liabilities	2,002,050

Shareholders’ equity (Notes 2 and 5):
Common stock, $.001 par value; 500,000,000 shares authorized,
21,620,000 shares issued and outstanding	21,620
Additional paid-in capital	70,542
Accumulated deficit	(134,574)
Cumulative translation adjustment	335
Total shareholders’ equity	(42,077)
$1,959,973

See accompanying notes to condensed financial statements

ARKANOVA ENERGY CORPORATION
(Formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					September 6,
					2001
					(Inception)
	For The Three Months Ended		For The Six Months Ended		Through
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Expenses:
Contributed rent (Note 2)	$—	$300	$—	$600	$5,500
Contributed administrative support (Note 2)	100	100	200	150	1,000
Compensation	—	—	7,500	—	7,500
Unproven mineral interest acquisition costs (Note 3)	—	—	—	—	2,502
Unproven mineral interest exploration costs (Note 3)	—	—	—	24,433	24,433
Professional fees	9,760	800	26,039	3,575	44,826
Travel, meals and business promotion	—	—	—	854	11,151
Office	—	2,459	2,141	6,448	30,473
Organization costs	—	—	—	—	1,500
Licenses, permits, filing fees	217	1,147	1,234	1,617	8,962
Other	1,185	1,419	1,908	2,337	6,667
Total expenses	11,262	6,225	39,022	40,014	144,514
Loss from operations	(11,262)	(6,225)	(39,022)	(40,014)	(144,514)

Interest income	11,581	—	11,581	—	11,581
Interest expense	(578)	—	(1,641)	—	(1,641)
Loss before income taxes	(259)	(6,225)	(29,082)	(40,014)	(134,574)

Income tax provision (Note 6)	—	—	—	—	—

Net loss	$(259)	$(6,225)	$(29,082)	$(40,014)	$(134,574)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	21,620,000	21,620,000	21,620,000	21,157,142

See accompanying notes to condensed financial statements

ARKANOVA ENERGY CORPORATION
(Formerly Alton Ventures, Inc.
(An Exploration Stage Company)
Condensed Statement of Changes in Shareholders' Deficit
(Unaudited)

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Loss	Total
Balance at June 30, 2006	21,620,000	$21,620	$70,342	$(105,492)	$750	$(12,780)

Administrative support contributed by
a director (Note 2)	—	—	200	—	—	200
Comprehensive loss:
Net loss, period ended December 31, 2006	—	—	—	(29,082)	—	(29,082)
Cumulative translation adjustment	—	—	—	—	(415)	(415)
Comprehensive loss	—	—	—	—	—	(29,497)

Balance at December 31, 2006	21,620,000	$21,620	$70,542	$(134,574)	$335	$(42,077)

See accompanying notes to condensed financial statements

ARKANOVA ENERGY CORPORATION
(Formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			September 6,
			2001
			(Inception)
	For The Six Months Ended		Through
	December 31,		December 31,
	2006	2005	2006
Net cash used in
operating activities	$(41,913)	$(44,196)	$(137,605)

Cash flows from investing activities:
Issuance of notes receivable (Note 7)	(1,912,290)	—	(1,912,290)
Net cash used in
investing activities	(1,912,290)	—	(1,912,290)

Cash flows from financing activities:
Proceeds from common stock subscriptions (Note 7)	2,000,000	81,000	2,085,662
Payments for offering costs	(36,069)	—	(36,069)
Proceeds from note payable	—	—	50,000
Repayment of note payable	(50,000)	—	(50,000)
Proceeds from related party loans (Note 2)	—	—	43,000
Repayment of related party loans (Note 2)	—	(36,000)	(43,000)
Net cash provided by
financing activities	1,913,931	45,000	2,049,593

Effect of exchange rate changes on cash	(415)	4	335

Net change in cash	(40,687)	808	33

Cash, beginning of period	40,720	888	—

Cash, end of period	$33	$1,696	$33

Supplemental disclosure of cash flow information:
Income taxes	$—	$—	$—
Interest	$1,641	$—	$1,641

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

Name change

Effective November 1, 2006, we changed our name from “Alton Ventures Inc.” to “Arkanova Energy Corporation.” The name change was effected by merging Arkanova Energy Corporation, the Company’s wholly-owned subsidiary that was incorporated for the sole purpose of effecting the merger, with and into our company, with our company carrying on as the surviving corporation under the new name “Arkanova Energy Corporation.” We changed the name of our company in anticipation of closing the Agreement and Plan of Merger dated October 20, 2006 (see Note 7), among our company, Arkanova Acquisition Corp. and Arkanova Energy, Inc.

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

Thunder Bay Option Agreement
On May 7, 2004, the Company entered into an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Thunder Bay Mining District, Ontario, Canada. Under the terms of the Option Agreement, the Company is required to:

A.	Make option cash payments and exploration expenditures as follows:

Cash		Exploration
Payments		Expenditures		Due Date
CDN	$-	CDN	$25,000.00-	December 31, 2005 *
CDN	$-	CDN	$50,000.00	December 31, 2007
CDN	$-	CDN	$100,000.00	December 31, 2008
CDN	$50,000.00 -	CDN	$-	January 1, 2010

	B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as the Company holds any interest in the claim.

*	The Company paid CDN$29,000 (US$24,433) in exploration expenditures during September 2005 in accordance with the terms of the agreement.

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

NOTE 4: NOTE PAYABLE

On June 30, 2006, the Company obtained $50,000 in working capital in exchange for a promissory note. The note was unsecured, carried an 8.5% interest rate and had a maturity date of December 31, 2006. Following the collection of proceeds from its private placement stock offering (see Note 7), on November 15, 2006, the Company repaid the promissory note and $1,641 in related accrued interest.

NOTE 5: SHAREHOLDERS’ EQUITY

Common stock sales

Between July and August 2005, the Company offered for sale 800,000 minimum to 1,200,000 maximum shares of its common stock at a price of $0.10 per share. The Company closed the offering August 12, 2005, after selling 810,000 shares for net proceeds of $75,662, after deducting offering costs totaling $5,338. The offering was made pursuant to a Registration Statement which became effective on February 18, 2005.

Between October 2001 and May 2002, the Company offered for sale 5,000,000 shares of its common stock at a price of $0.001 per share. The Company closed the offering after selling all 5,000,000 shares for gross proceeds of $5,000. The offering was made in reliance on an exemption from registration of a trade in the United States under Rule 504 of Regulation D of the United States Securities Act of 1933, as amended.

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

Arkanova’s principal assets consist of oil and gas leases for a 100% working interest in approximately 25,000 gross mineral acres located in the Fayetteville Shale trend in Phillips and Monroe Counties, Arkansas. Arkanova has also committed to acquire an additional 25,000 gross mineral acres in these two counties.

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

4.	Arkanova will have provided to us audited financial statements for the period from its inception to September 30, 2006 which statements have been provided; and

5.	We will have raised at least US$5,000,000 by way of a private placement of our equity securities.

Refundable Common Stock Subscriptions and Issuance of Notes Receivable

During November and December 2006, the Company offered for sale 16,250,000 shares of its common stock at a price of $0.80 per share through a private placement offering. As of December 31, 2006, the Company has collected total proceeds of $2 million toward the purchase of 2,500,000 shares of the Company’s common stock. The offering is being conducted in coordination with the above Merger Agreement and in the event that the Merger Agreement does not close the Corporation, at its option, may refund the common stock subscriptions. Accordingly, the Company has recorded the $2 million in refundable common stock subscriptions as a liability in the accompanying unaudited interim financial statements. In addition, through December 31, 2006 the Company has incurred $36,069 fees related to the private placement offering, which are recorded as deferred offering costs in the accompanying unaudited interim financial statements.

Of the $2 million collected above, $1,912,290 has been loaned to Arkanova in exchange for three promissory notes. Under the terms of the promissory notes, the loan amounts are payable on demand and carry a five percent interest rate. As of December 31, 2006, accrued interest receivable on the promissory notes totaled $11,581. The principal amounts of the promissory notes will be allocated to the $5 million required to close the Merger Agreement.

Due to the conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, the Company can offer no assurance that it will close the Merger Agreement.

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

Foreign Currency and Exchange Rates

Dollar costs of Arkanova’s property acquisition and planned exploration costs are in Canadian Dollars. For purposes of consistency and to express United States Dollars throughout this report, Canadian Dollars have been converted into United States currency at the rate of US $1.00 being approximately equal to CA $1.14 or CA $1.00 being approximately equal to US $0.85 which is the approximate average exchange rate during recent months and which is consistent with the incorporated financial statements.

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE CORPORATION FOR THE PERIOD ENDING DECEMBER 31, 2006 SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION’S CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

Agreement and Plan of Merger with Arkanova Energy, Inc.

On October 20, 2006, as amended on December 31, 2006 and February 09, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) with Arkanova Energy, Inc., a private Delaware corporation (“Arkanova”) and Arkanova Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Acquisition Corp.”) incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, at the effective time, Arkanova will merge with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common shares in the capital of Arkanova will be immediately cancelled, and the former shareholders of Arkanova will be issued an aggregate of 13,000,000 common shares in the capital of our company as more particularly described below. Closing is to occur on or before February 28, 2007.

Our Current Business

Maun Lake Mineral Claim

The mineral claim located in the Maun Lake area of north-western Ontario, consists of one patented mineral claim block which can be located on map NTS 1:50,000 sheet 42L/07W in the Maun Lake area northeast of Thunder Bay, Ontario and consists of one mineral claim which in total covers an area of approximately 160 acres or 64 hectares. The author of the initial report on the property, N.C. Carter, Ph.D., P. Eng. concluded that the claim is unexplored for volcanic massive sulphides. He recommended an exploration program be undertaken to systematically evaluate the claim for sulphide mineralization.

On September 15, 2005 Mr. N. C. Carter, Ph. D., P. Eng., lead a work party to commence phase I of the planned exploration program. Details of the work completed and the ensuing Geological Report on the Phase I Exploration Program on the Maun Lake Mining Claims Property indicates that the phase I program did not return the results we were initially seeking within the borders of the claim.

The program consisted of establishing a full grid of the area, airborne magnetic and electromagnetic surveys of the claim including an area 1 KM north, south, east and west of the claim boundaries, the taking of a number of rock, till and geological samples and 470 feet of diamond drilling on five selected targets.

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

In view of the extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, Mr. Carter recommended that we seek to acquire an additional 40 to 50 mining claim units extending east, west and north of the current claim at a cost of approximately CA $18,000 prior to the initiation of further work. The new claims should then be subjected to a two phase exploration program at a cost of CA $230,000. If the staking of additional claims is concluded not to be an option or we are unable to stake additional claims or if the area adjacent to the claims is owned by other parties and we are not able to negotiate suitable terms of acquisition he recommended that no further work be undertaken and that we abandon the property.

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

The Maun Lake property is 300 kilometres northeast of Thunder Bay and 75 kilometres north of Geraldton in northwest Ontario north of Esnagami Lake and east of O’Sullivan Lake some 33 km north-northwest of Nakina which is on the CN Rail main line north of the town of Geraldton. Coordinates for the centre of the subject mineral claim are 50o 17’ North and 86o 50’ West in NTS map-area 42L/07W.

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

Our Proposed Exploration Program – Plan of Operation

Our business plan for the balance of the fiscal year is to determine whether to continue with the Maun Lake claim, whether we can raise the funds necessary to allow us to seek the stake or otherwise acquire added lands and to commit to the significant cost of the second phase of the exploration program as outlined by Mr. Carter in his latest report. We have started to assess the availability of land by simple staking or determining what adjacent claims are owned by others. We are currently investigating these issues and are currently in negotiations with various firms and persons seeking to raise such capital to continue with the exploration program and acquire additional claims. We will also seek out access to claims surrounding the Maun Lake claim and at the same time are seeking additional projects or other business opportunities.

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

Agreement and Plan of Merger with Arkanova Energy, Inc.

On October 20, 2006, as amended on December 31, 2006 and February 09, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) with Arkanova Energy, Inc., a private Delaware corporation (“Arkanova”) and Arkanova Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Acquisition Corp.”) incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, at the effective time, Arkanova will merge with and into Acquisition

Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common shares in the capital of Arkanova will be immediately cancelled, and the former shareholders of Arkanova will be issued an aggregate of 13,000,000 common shares in the capital of our company as more particularly described below.

Business of Arkanova Energy, Inc.

Following the closing of the Merger Agreement which is to occur on or before February 28, 2007, we will carry on the current business of Arkanova. Arkanova was incorporated under the laws of the State of Delaware on June 15, 2006, and is engaged in acquiring, exploring and developing oil and gas properties. Arkanova’s principal offices are located at Suite 1650, 200 Burrard Street, Vancouver, B.C. V6C 3L6.

Arkanova’s principal assets consist of oil and gas leases for a 100% working interest in approximately 25,000 gross mineral acres located in the Fayetteville Shale trend in Phillips and Monroe Counties, Arkansas. Arkanova has also committed to acquire an additional 25,000 gross mineral acres in these two counties.

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

Conditions Precedent to the Closing of the Merger Agreement

The closing of the Merger Agreement is subject to the satisfaction of several conditions precedent as set forth in the Merger Agreement, including the following:

1.

We will have changed our name to “Arkanova Energy Corporation” and affected a stock split whereby each share of our common stock issued and outstanding prior to the stock split will be converted into two shares of our common stock (this action was completed and implemented on November 01, 2006);

2.

Our President will have executed a return to treasury agreement whereby he agrees to tender the 5,000,000 common shares in the capital of our company held by him to our treasury for cancellation, without consideration;

3.

The Merger Agreement will have been be approved by a majority of the Arkanova shareholders (completed by consent resolutions of specific shareholders representing greater than 51% of the issued and outstanding common stock on October 20, 2006) which approval has been obtained;

4.	Arkanova will have provided to us audited financial statements for the period from its inception to September 30, 2006, which statements have been provided; and
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

Offices

Our offices are located at 12880 Railway Avenue, Unit 35, Richmond, B.C. Canada V7E 6G4. Specific direct expenses incurred such as telephone and secretarial services are charged to us on a quarterly basis.

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

Results of Operations

The Corporation was incorporated on September 06, 2001; comparative periods for the three months and six months ended December 31, 2006 and September 06, 2001 (inception) through December 31, 2006 are presented in the following discussion.

Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, the expenses incurred in the phase I exploration program, as a loan to Arkanova Energy, Inc. and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to December 31, 2006 was $2,049,593 as a result of proceeds received from sales of our common stock, loans from shareholders (repaid in full) and the proceeds of a promissory note (repaid in full).

The Corporation did not generate any revenues from operations for the quarter ended December 31, 2006.

REVENUES

REVENUE – No revenues were received for the quarter and six months ended December 31, 2006 ($0 for the quarter and six months ended December 31, 2005 and $0 for the period from inception to December 31, 2006).

PROMISSORY NOTE: On June 30, 2006, we signed a promissory note with Sovereign Services Limited, an arms-length Hong Kong corporation, whereby we borrowed the sum of $50,000. The note bears interest at a rate of eight and one half percent (81/2%) per annum. The funds were allocated to working capital. Following the collection of part of the proceeds from our private placement stock offering on November 15, 2006 we repaid the promissory note and $1,641 in related accrued interest.

ADVANCES: During 2004 and early 2005 an officer of the Corporation advanced Arkanova a total of $36,000 for working capital purposes. The advance was repaid with cash in August, 2005.

To date, we have not generated any revenues from our mineral exploration business.

COMMON STOCK – Since inception, we have used our common stock to raise money for our optioned acquisition, for corporate expenses, as a loan to Arkanova Energy, Inc. and to repay outstanding indebtedness. Net cash provided by financing activities during the six months ended December 31, 2006 was $2,000,000 (less $36,069 in offering costs) as compared to $0 (nil) for the six month period ended December 31, 2005 and $2,085,662 (less $41,731 in offering costs) received for the period from inception on September 06, 2001 through to and including December 31, 2006. During November and December 2006, we offered for sale 16,250,000 shares of common stock at a price of $0.80 per share through a private placement offering. As of December 31, 2006, we had received subscriptions for 2,500,000 shares for net proceeds of $1,963,931 after deducting offering costs totaling $36,069 but had not issued the underlying securities because until the Merger Agreement is closed and in the event that the Merger Agreement does not close the Corporation, at its option, may refund the common stock subscriptions. We relied upon exemptions from registration believed to be available under federal and state securities laws in connection with the offering. All sales were conducted through the Company’s officers and directors.

No options or warrants were issued or are outstanding to issue shares at a later date.

EXPENSES

SUMMARY – Total expenses decreased to $11,262 in the quarter ended December 31, 2006 from $39,022 in the previous three months ended December 31, 2005; for the six month periods ended December 31, 2006 and December 31, 2005, the comparative values were $6,225 and $40,014 respectively; a total of $144,514 in expenses has been incurred since inception on September 06, 2001 through December 31, 2006. The decrease in costs in this quarter occurred as the result of Arkanova having completing its SB-2 registration statement offering and phase I of the exploration program on our optioned claim during the similar period in 2005. The costs can be subdivided into the following categories.

CONTRIBUTED EXPENSES: $100 in contributed expenses (for contributed administrative services) were incurred for the quarter ended December 31, 2006 as compared to $200 for the quarter ended December 31, 2005 while a total of $6,500 was incurred in the period from inception on September 06, 2001 to December 31, 2006; for the six month periods ended December 31, 2006 and December 31, 2005, the comparative values were $400 and $750 respectively; Our president contributed office space to the Company from inception through March 31, 2006. The office space was valued at $100 per month based on the market rate in the local area and is included in the accompanying financial statements as contributed rent expense. On April 1, 2006, the Company began renting office space on a month-to-month basis at a cost of $200 per month. All contributed expenses are reported as contributed costs with a corresponding credit to additional paid-in capital.

UNPROVEN MINERAL AND PROPERTY ACQUISITION COSTS: No such costs were incurred in the quarters or six month periods ended December 31, 2006 or December 31, 2005. For the period from inception through December 31, 2006, $2,502 was recorded in acquiring our optioned claim.

UNPROVEN MINERAL AND PROPERTY EXPLORATION COSTS AND FILING FEES: No such costs were expended for the Maun Lake claim in the quarter or six month periods ended December 31, 2006 but $24.433 was incurred during the six month period last year. To date, we have incurred a total of $24,433 in exploring our claim for direct costs of exploration and related filing fees.

PROFESSIONAL FEES: Arkanova incurred $9,760 in professional fees for the quarter ended December 31, 2006 as compared to $800 for the same period in 2005; for the six month periods ended December 31, 2006 and December 31, 2005, the comparative values were $26,039 and $3,575 respectively;. From inception to December 31, 2006, we have incurred a total of $44,826 in professional fees mainly spent on legal and accounting matters. The amount increased significantly this quarter and six month period as the result of the engagement of legal advice regarding possible acquisitions.

COMPENSATION: $0 (nil) compensation costs were incurred for the quarters ended December 31, 2006 and December 31, 2005; $7,500 was incurred for the six month period ended December 31, 2006 and $0

(nil) was incurred for the six month period ended December 31, 1005. A total of $7,500 in compensation costs have been incurred since inception.

OFFICE EXPENSES: $0 (nil) office costs were incurred in the most recent quarter which ended on December 31, 2006 but $2,459 was incurred in the same period last year; for the six month periods ended December 31, 2006 and December 31, 2005, the comparative values were $2,141 and $6,448 respectively;. For the period September 06, 2001 (inception) through December 31, 2006 a total of $30,473 has been spent on office related expenses.

TRAVEL, MEALS AND BUSINESS PROMOTION: No travel, meal and business promotion costs were incurred in the most recent quarter or six month period which ended on December 31, 2006. By comparison, $0 was incurred for the six month period ended on December 31, 2005. For the period September 06, 2001 through December 31, 2006 a total of $11,151 has been spent on travel, meals and business promotion and related expenses.

INCORPORATION EXPENSES: $0 in incorporation costs were incurred in the most recent quarter and six month period which ended on December 31, 2006 and $0 (nil) was incurred for the similar periods in the previous fiscal year. For the period from inception through December 31, 2006 a total of $1,500 has been spent on incorporation costs related to establishing our business.

LICENSES, PERMIT AND FILING FEE COSTS: $217 in licences, permits and filing fees were incurred in the current quarter under review while $1,147 was incurred for the quarter ended December 31, 2006; for the six month periods ended December 31, 2006 and December 31, 2005, the comparative values were $1,234 and $1,617 respectively; For the period from inception through December 31, 2006, Arkanova has spent a total of $8,962 on licences, permits and filing fee expenses.

OTHER COSTS: $1,185 in other or miscellaneous costs were incurred in the current quarter under review while $1,419 was incurred for the quarter ended December 31, 2006; for the six month periods ended December 31, 2006 and December 31, 2005, the comparative values were $1,908 and $2,337 respectively; For the period (inception) through December 31, 2006, Arkanova has spent a total of $6,667 on other or miscellaneous expenses.

REFUNDABLE COMMON STOCK SUBSCRIPTIONS and ISSUANCE OF NOTES RECEIVABLE: During November and December 2006, the Company offered for sale 16,250,000 shares of its common stock at a price of $0.80 per share through a private placement offering. As of December 31, 2006, the Company has collected total proceeds of $2 million toward the purchase of 2,500,000 shares of the Company’s common stock. The offering is being conducted in coordination with the above Merger Agreement and, until the Merger Agreement is closed and in the event that the Merger Agreement does not close the Corporation, at its option, may refund the common stock subscriptions. Accordingly, the Company has recorded the $2 million in refundable common stock subscriptions as a liability in the accompanying unaudited interim financial statements. In addition, through December 31, 2006 the Company has incurred $36,069 fees related to the private placement offering, which are recorded as deferred offering costs in the accompanying unaudited interim financial statements.

Of the $2 million collected above, $1,912,290 has been loaned to Arkanova in exchange for three promissory notes. Under the terms of the promissory notes, the loan amounts are payable on demand and carry a five percent interest rate. As of December 31, 2006, accrued interest receivable on the promissory notes totaled $11,581. The principal amounts of the promissory notes will be allocated to the $5 million required to close the Merger Agreement.

NET CASH USED IN OPERATING ACTIVITIES: For the six month period ending December 31, 2006, $41,913 in net cash was used as compared to $44,196 having been used in the similar period ended December 31, 2005. A total of $137,605 in net cash has been used for the period from inception on September 06, 2001 to December 31, 2006.

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

Plan of Operation

We believe we can satisfy our cash requirements for the current fiscal year end of June 30, 2007, only by raising additional capital through private placements, equity financing or loans and the like. As of December 31, 2006, we had a deficit of $42,077 in unallocated working capital.

The primary focus of our business plan for the balance of the current fiscal year is to complete the Plan of Merger with Arkanova Energy, Inc. and to focus on completing the acquisition of and exploring and developing Arkanova’s Energy, Inc.’s oil and gas properties in Phillips and Monroe Counties, Arkansas.

The secondary focus of our business plan is to determine whether we wish to continue with the Maun Lake claim, seek the additional financing required to stake or otherwise acquire added lands and to commit to the significant cost of the second phase of the exploration program as previously outlined. If we elect not to pursue Phase II of the Maun Lake exploration program we will terminate the option on the claim and seek other business opportunities. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we are unable to raise additional money, we will have to suspend or cease our mineral exploration operations.

Following industry trends and demands, we are also considering the acquisition of other properties or projects. In either situation, a new public offering might be needed and completed during that period.

The shares of Arkanova are available for quotation on the Over-the-Counter Bulletin Board under the symbol “AKVA”. The last trade was at $1.25 on February 13, 2007.

Presently, our revenues are not sufficient to meet operating and capital expenses. We have incurred operating losses since inception, and this will likely continue through fiscal 2006 – 2007. Management projects that we may require an additional __ (net of offering costs) total of approximately $11,000,000 to fund our ongoing operating expenses and working capital for the next twelve months, broken down as follows:

Repayment of Arkanova Notes	1,600,000
Payment for Remaining Acreage	7,500,000
Operating expenses	500,000
Phase II exploration program – Maun Lake	220,000
Oil & gas exploration & development	2,000,000
Unallocated Working Capital	500,000
Total	$12,320,000

As at December 31, 2006, we had a working capital deficit of $42,077.

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

Liquidity and Capital Resources

As of end of the last quarter on December 31, 2006, we have yet to generate any revenues from our business operations.

Since inception, we have used our common stock and loans to raise money for our optioned acquisition, for corporate expenses and to repay outstanding indebtedness. Net cash provided by financing activities from inception on September 06, 2001 to December 31, 2006 was $1,913,931 as a result of proceeds received from sales of our common stock ($91,000 – less $5,338 in offering costs in 2001 and 2005 and $2,000,000 less $36,069 in offering costs in 2006), shareholders loans in the amount of $36,000 which were subsequently repaid and a promissory note in the amount of $50,000 with an arms-length corporation which has also been repaid. We issued 10,000,000 shares of common stock through a Section 4(2) offering in November, 2001 for cash consideration of $5000. We issued 10,000,000 shares of common stock through a Regulation S offering in November, 2001 for cash consideration of $5,000. In August, 2005 following the completion of our SB-2 prospectus offering we issued 810,000 shares at a price of $0.10 per share to a total of 37 placees under regulation S-B. During November and December 2006, we offered for sale 16,250,000 shares of common stock at a price of $0.80 per share through a private placement offering. As of December 31, 2006, we had received subscriptions for 2,500,000 shares for net proceeds of $1,963,931 after deducting offering costs totaling $36,069 but the underlying securities have not been issued and will not be until the Merger Agreement is closed. There are currently 21,620,000 shares issued and outstanding. There are no outstanding warrants or options to acquire shares.

As of December 31, 2006, our total assets which consist entirely of cash, notes and interest receivable amounted to $1,999,978 ($33 cash, $1,912,290 in notes receivable, $36,059 in deferred offering costs and $11,581 in interest accrued on the notes) and our total liabilities were $2,002,050. Working capital stood at negative $42,077.

For the six months ended December 31, 2006, the net loss was $11,262 ($0.0005 per share). The loss per share was based on a weighted average of 21,620,000 common shares outstanding. For the same period ended December 31, 2005, the corresponding number was a loss of $6,225 ($0.0003) based on 21,620,000 shares outstanding. For the quarter ended December 31, 2006, the cumulative net loss from inception was $134,574.

Inflation / Currency Fluctuations

Inflation has not been a factor during the recent quarter ended December 31, 2006. Inflation is moderately higher than it was during 2005 but the actual rate of inflation is not material and is not considered a factor in our contemplated capital expenditure program.

Item 3 Controls and Procedures

A. Disclosure

Our principal executive and financial officer has, as of the date of this report, evaluated the effectiveness of our disclosure controls and procedures and has concluded that our procedures and controls are effective. There have been no changes in the our internal controls or in other factors that could affect these controls, including any corrective actions with regard to deficiencies and material weaknesses.

B. Internal Control over Financial Reporting

Our certifying officers (principal executive and financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Arkanova. Our Chief Executive Officer and Chief Financial Officer have:

a)

designed a framework to evaluate the effectiveness of our internal control over our financial reporting as required by paragraph (c) of Rule 13a-15 or Rule 15d-15 through the use of ongoing review and checks and balances for all transactions and decisions; we have designed disclosure controls and procedures to ensure that material information relating to our affairs, including our consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of our disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is and has not been party to any legal proceedings in the preceeding quarter.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds - Nil

Item 3 Default Upon Senior Securities - Nil

Item 4. Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the preceeding quarter.

Item 5. Other Information - None

Item 6. Exhibits

The following reports on Form 8-K were filed during the quarter ended December 31, 2006: Nil

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are filed as part of this report pursuant to Item 601 of Regulation K

99.9	Letter Agreement between Arkanova Energy Corporation, Arkanova Acquisition Corp and Arkanova Energy, Inc. whereby the Closing Date for the Plan of Merger is extended to February 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkanova Energy Corporation
(Registrant)

Date: February 14, 2007

BY:/s/ “Brian C. Doutaz”

Brian C. Doutaz,	President, Chief Executive Officer, Principal Executive Officer,
Secretary, Treasurer, Chief Financial Officer, Principal Financial
Officer and a Member of the Board of Directors