Form 10QSB
period 2007-03-31
Arkanova Energy Corp
filed 2007-05-21
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to _____

Commission File Number: 000-51612

ARKANOVA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 21 Waterway Avenue, The Woodlands, Texas 77381
(Address of principal executive offices)

Issuer’s telephone number, including area code: 281-362-2787

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] YES [   ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Role 12b-2 of the Exchange Act).
[   ] YES [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 19, 2007, there were 31,401,250 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): [   ] YES [X] NO

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2007	2006
ASSETS
Cash and cash equivalents	$1,884,875	$109,569
Prepaid expenses	31,045	34,240
Total current assets	1,915,920	143,809
Oil and gas properties, full cost bases of accounting, unproven	7,773,620	6,429,328
Total assets	$9,689,540	$6,573,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$65,523	$86,685
Accrued liabilities	13,318	-
Promissory notes payable	-	1,500,000
Total current liabilities	78,841	1,586,685
Contingencies and commitments	-	-
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares
authorized, 30,932,500 shares issued and outstanding
(September 30, 2006 – 13,000,000 shares)	30,933	13,000
Additional paid-in capital	9,553,026	5,008,000
Common stock subscribed	250,000	-
Deficit accumulated during the exploration stage	(223,260)	(34,548)
Total stockholders’ equity	9,610,699	4,986,450
Total liabilities and stockholders’ equity	$9,689,540	$6,573,137

See accompanying notes to consolidated financial statements.

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three months	Six months	June 16, 2006
	ended	ended	(Inception)
	March 31,	March 31,	through
	2007	2007	March 31, 2007

General and administrative expenses	$51,527	$131,041	$165,589
Interest expense	9,104	57,671	57,671

Net loss	$(60,631)	$(188,712)	$(223,260)

Loss per share – basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding	33,391,000	34,317,000

See accompanying notes to consolidated financial statements.

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six months	June 16, 2006
	ended	(Inception)
	March 31,	through
	2007	March 31, 2007
Operating Activities
Net loss	$(188,712)	$(223,260)
Adjustment to reconcile net loss to net cash used in
operating activities:
Donated services	-	18,000
Changes in operating assets and liabilities:
Prepaid expenses	3,195	(31,045)
Accounts payable and accrued liabilities	(19,519)	(11,492)
Net Cash Used in Operating Activities	(205,036)	(247,797)
Investing Activities
Cash acquired on recapitalization	250,373	250,373
Oil and gas property expenditures	(1,344,292)	(7,694,962)
Net Cash Used in Investing Activities	(1,093,919)	(7,444,589)
Financing Activities
Proceeds from issuance of promissory notes	-	1,500,000
Repayment of notes	(500,000)	(500,000)
Proceeds from issuance of common stock	3,574,261	8,577,261
Net Cash Provided by Financing Activities	3,074,261	9,577,261
Net Change in Cash	1,775,306	1,884,875
Cash and cash equivalents – beginning of period	109,569	-
Cash and cash equivalents – end of period	$1,884,875	$1,884,875

Noncash Financing Activities
Settlement of promissory notes by issue of common
stock	$1,000,000	$1,000,000

Supplemental Disclosures:
Interest paid	$44,353	$44,353
Income taxes paid	$–	$–

See accompanying notes to consolidated financial statements.

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from June 16, 2006 (Inception) Through March 31, 2007
(unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During the
		Par	Paid-in	Stock	Exploration
	Shares	Value	Capital	Subscribed	Stage	Totals

Balances at June 16, 2006	–	$–	$–	$–	$–	$–
Proceeds from issuance of stock	13,000,000	13,000	4,990,000	–	–	5,003,000
Donated services	–	–	18,000	–	–	18,000
Net loss for the period	–	–	–	–	(34,548)	(34,548)
Balance at September 30, 2006	13,000,000	13,000	5,008,000	–	(34,548)	4,986,452
Adjustment to number of common stock
issued and outstanding as a result of
the recapitalization of Arkanova
Acquisition Corp.
Arkanova Acquisition Corp.	(13,000,000)	(13,000)	13,000	–	–	–
Arkanova Energy Corporation	21,620,000	21,620	(21,620)	–	–	–
Fair value of shares issued in
connection with the
recapitalization of Arkanova
Acquisition Corp.	13,000,000	13,000	2,137,988	–	–	2,150,988
Proceeds from issuance of stock	6,312,500	6,313	5,043,687	–	–	5,050,000
Less proceeds received prior to merger,
net of share issue costs of $36,069	–	–	(2,213,931)	–	–	(2,213,931)
Less share issue costs	–	–	(424,098)	–	–	(424,098)
Return and cancellation of stock	(10,000,000)	(10,000)	10,000	–	–	–
Common stock subscribed	–	–	–	250,000	–	250,000
Net loss for the period	–	–	–	–	(188,712)	(188,712)
Balance – March 31, 2007	30,932,500	$30,933	$9,553,026	$250,000	$(223,260)	$9,610,699

See accompanying notes to consolidated financial statements.

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of Arkanova Energy Corporation, have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Arkanova’s audited 2006 annual financial statements and notes thereto filed with the SEC on form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Arkanova’s 2006 annual financial statements have been omitted.

Effective on November 1, 2006, the Company changed its name from Alton Ventures, Inc. to Arkanova Energy Corporation and effected a forward stock split on a two new shares for one old share basis. On March 1, 2007 Arkanova closed a plan of merger, originally dated October 20, 2006, with Arkanova Energy Inc., a private Delaware corporation and Arkanova Acquisition Corp. (“Acquisition Corp.”), a Delaware corporation and wholly-owned subsidiary of the Company incorporated for the sole purpose of effecting the merger. Arkanova merged with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common stock in the capital of Arkanova was immediately cancelled, and the former shareholders of Arkanova were issued a total of 13,000,000 post-stock split common stock in the capital of Arkanova. In addition, the President of Arkanovareturned 10,000,000 shares of common stock of the Company to treasury for cancellation for no consideration. (See Note 9)

Completion of the acquisition resulted in Arkanova being deemed the acquirer for accounting purposes. The financial statements of Arkanova, the accounting acquirer, become those of the surviving entity. This transaction has been treated as a recapitalization of Arkanova. The recapitalization is reflected with the issuance of shares of Arkanova, represented by the outstanding common stock of the Company, in exchange for the assets and liabilities of the Company. This presentation assumes the issuance of 13,000,000 shares of the Company’s common stock in return for all the outstanding shares of Arkanova.

Use of estimates

The preparation of these financial statements is in conformity with accounting principles generally accepted in the United States of America and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2: GOING CONCERN

Arkanova has been in the exploration stage since its formation in June 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $223,260 since inception. Management plans to raise additional capital through equity and/or debt financings. Subsequent to March 31, 2007, the Company raised an additional $375,000 through the issuance of 468,750 shares of common stock, has received additional subscriptions for a total of $200,000, and has issued 10% promissory notes for $600,000. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 3: OPTION AGREEMENTS ON MINERAL INTERESTS

Thunder Bay Option Agreement

On May 7, 2004, Arkanova agreed to develop a property in exchange for an option agreement to acquire 100 percent of the right, title and interest in a mineral claim located in the Thunder Bay Mining District, Ontario, Canada. Arkanova is required to:

A.	Make option cash payments and exploration expenditures as follows:

Cash	Exploration
Payments	Expenditures	Due Date
CDN $ –	CDN $ 25,000	December 31, 2005 *
CDN $ –	CDN $ 50,000	December 31, 2007
CDN $ –	CDN $ 100,000	December 31, 2008
CDN $ 50,000	CDN $ –	January 1, 2010

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as Arkanova holds any interest in the claim.

*	Arkanova paid $24,433 in exploration expenditures during September 2005 in accordance with the terms of the agreement.

In addition to the above terms, the optionor will retain a four percent net smelter royalty.

Arkanova received the engineering report on the first phase of the property’s exploration, which included the following recommendations:

If Arkanova determines that it should continue with the projected three-phase exploration program, the second phase should be comprised of three parts:

Phase 2A	Stake an additional 40 to 50 claims to the east, west, and north of the existing claim (estimated cost of CDN$18,000).

Phase 2B	Repeat the Phase 1 general exploration program on the newly acquired claims (estimated cost of CDN$95,000).

Phase 2C	Conduct diamond drilling over selected targets determined from Phase 2B (estimated cost of CDN$135,000).

NOTE 4: OIL AND GAS INTERESTS

The total costs incurred and excluded from amortization at March 31, 2007 are summarized as follows:

			Net Carrying
	Acquisition	Exploration	Value
Arkansas US properties	$7,327,520	$446,100	$7,773,620
Totals	$7,327,520	$446,100	$7,773,620

All of the Company’s oil and gas properties are unproven and are located in the United States. The Company is currently acquiring leasehold interests in order to participate in oil and gas exploration activities in Arkansas.

(a)

On July 24, 2006, Arkanova agreed to purchase an 82.5% net revenue interest in approximately 50,000 gross acres of prospective oil and gas leases located in Phillips and Monroe Counties, Arkansas in incremental portions not to exceed 8,250 acres over a six month period. Arkanova is paying acquisition costs of $300 per acre. Arkanova is required to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by Arkanova of the last of the oil and gas leases. After Arkanova has purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving Arkanova an 85% net revenue interest in those acres. During the nine-month period ended March 31, 2007, Arkanova paid $7,252,520 for 24,175 net mineral acres. Since that date, Arkanova has acquired leases covering an additional 10,481 net mineral acres in Philips County, Arkansas. Arkanova agreed to pay a finder’s fee of $150,000, of which $75,000 paid.

(b)

On July 24, 2006, Arkanova purchased an option to acquire approximately 15,000 gross acres in prospective oil and gas leases located in Desha County, Arkansas for $375,000. Arkanova can acquire the leases for an additional $275 per net mineral acre acquired.

NOTE 5: PROMISSORY NOTES

Arkanova issued $1,500,000 of promissory notes, bearing interest at 10%, and due on demand after December 31, 2006. During the six-month period ended March 31, 2007, the Company repaid $500,000 of the promissory notes, and converted the remaining $1,000,000 into shares of common stock, as a part of its share financing and plan of merger as further described in Note 9. During the same period Arkanova paid interest expense of $44,353.

NOTE 6: RELATED PARTY TRANSACTIONS

(a)

During the six month period ended March 31, 2007, Arkanova imputed an expense of $18,000 for services provided by a Director, with a value of $6,000 per month. During the period ended March 31, 2007, Arkanova also paid consulting fees of $48,000 to a Director.

(b)	Arkanova reimbursed a shareholder for $203,203 for $170,000 of exploration and development expenditures and $33,203 of travel expenses incurred prior to incorporation.

NOTE 7: COMMON STOCK

Common stock split

Arkanova affected a forward stock split of the authorized, issued and outstanding common stock on November 1, 2006, whereby each share of common stock prior to the stock split was equal to two shares of common stock after the effective date of the stock split. As a result, the authorized capital increased from 500,000,000 shares of common stock with a par value of $0.001 to 1,000,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 10,810,000 shares of common stock to 21,620,000 shares of common stock.

Common stock sales

During the six month period ended March 31, 2007, Arkanova sold 6,312,500 shares of common stock at $0.80 per share, for proceeds of $4,625,902, net of share issuance costs. Arkanova paid finders’ fees of $364,000 and issued 568,750 share purchase warrants, entitling the holder to purchase 568,750 shares of common stock exercisable at a price of $1.00 per share between March 1, 2008 and 2010.

As a part of the plan of merger as further described in Note 9, Arkanova’s former President returned to treasury 10,000,000 shares of common stock, for no consideration.

During the period ended March 31, 2007, Arkanoa sold 312,500 shares of common stock at $0.80 per share for proceeds of $250,000, which were received prior to the closing of the plan of merger. The shares were issued on April 26, 2007. See Note 10(b).

Share Purchase Warrants

As at March 31, 2007, there were 568,750 share purchase warrants outstanding to purchase shares of common stock at $1.00 per share, between March 1, 2008 and March 1, 2010. These warrants were valued at $22,906 using the Black-Scholes pricing model, with the following parameters: expected life – 3.0 years; volatility – 63%; dividend rate – 0%; and risk-free rate – 4.61% .

NOTE 8: COMMITMENTS

(a)

On June 29, 2006, Arkanova hired a geological consulting firm to provide the evaluation, appraisal, exploration or other professional geological and engineering services. Since inception, Arkanova paid approximately $205,000, of which $30,000 is included in prepaid expenses.

(b)

Arkanova agreed to pay a finder’s fee of $150,000 related to the oil and gas property described in Note 3(a). Since inception, Arkanova paid $75,000. Arkanova must pay an additional $75,000 within 14 days of the completion by Arkanova of the acquisition of substantially all of the property described in Note 3(a).

(c)

Arkanova entered into a consulting agreement dated March 1, 2007 with a Director for $10,000 per month for and an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year.

NOTE 9: AGREEMENT AND PLAN OF MERGER

On March 1, 2007 Arkanova completed a plan of merger, originally dated October 20, 2006, (the “Merger Agreement”) with Arkanova Energy, Inc., a private Delaware corporation (“Arkanova”) and Arkanova Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Acquisition Corp.”) incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, Arkanova merged with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common shares in the capital of Arkanova were immediately cancelled, and the former shareholders of Arkanova were issued 13,000,000 post-stock split common shares in the capital of the company.

Arkanova was incorporated under the laws of the State of Delaware on June 15, 2006, and is engaged in acquiring, exploring and developing oil and gas properties.

As a part of the closing of the Merger Agreement, Arkanova completed the following conditions:

1.

Arkanova changed its name to “Arkanova Energy Corporation” and affected a stock split whereby each share of common stock issued and outstanding prior to the stock split was converted into two shares of common stock. The 13,000,000 common shares that were issued pursuant to the Merger Agreement were issued following completion of the proposed stock split;

2.

Arkanova’s President executed a return to treasury agreement whereby he tendered the 10,000,000 post-split common shares in the capital of Arkanova held by him to treasury for cancellation, without consideration;

3.

The Merger Agreement was approved by a majority of the Arkanova shareholders (completed by consent resolutions of specific shareholders representing greater than 51% of the issued and outstanding common stock on October 20, 2006);

4.	Arkanova raised US$5,050,000 by way of a private placement of shares of common stock.

NOTE 10: SUBSEQUENT EVENTS

On April 23, 2007, Arkanova hired its Chief Executive Officer for a term of one year. Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share.

On April 25, 2007, Arkanova granted options to purchase 600,000 shares of common stock at an exercise price of $1.35.

On April 26, 2007, Arkanova sold 468,750 shares of common stock at $0.80 per share for cash proceeds of $375,000, of which $250,000 was received prior to March 31, 2007.

Subsequent to March 31, 2007 Arkanova received subscriptions for an additional $200,000.

NOTE 10: SUBSEQUENT EVENTS (continued)

Arkanova entered into an agreement where it could, at its option, issue shares of its common stock at a price of $1..25 per share for the both the exercise of the option described in Note 4(b) above and, following the next $1,000,000 payment, for further payments under the agreement described in Note 4(a) above.

Arkanova has also received $600,000 on account of a Note Purchase Agreement due on demand after July 31, 2007 bearing interest at a rate of 10% per annum, and secured against the Arkanova's oil and gas assets.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Arkanova” mean Arkanova Energy Corporation, unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on September 6, 2001 under the name Talon Ventures, Inc. On January 15, 2003, we changed our name to Alton Ventures, Inc. On October 20, 2006, we entered into an Agreement and Plan of Merger with Arkanova Acquisition Corp. (“Acquisition Corp.”), our wholly-owned subsidiary, and Arkanova Energy Inc. (“Arkanova Delaware”), a private Delaware corporation. The Agreement and Plan of Merger contemplated the merger of Arkanova Delaware with and into Acquisition Corp., with Acquisition Corp. surviving as our wholly owned subsidiary.

Effective November 1, 2006, we changed our name from Alton Ventures Inc. to Arkanova Energy Corporation. The name change was effected by merging Arkanova Energy Corporation, our wholly-owned subsidiary that was incorporated for the sole purpose of effecting the merger, with and into our company, with our company carrying on as the surviving corporation under the new name Arkanova Energy Corporation. Additionally, we effected a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 500,000,000 common shares with a par value of $0.001 to 1,000,000,000 common shares with a par value of $0.001. We changed the name of our company and effected the two for one stock split as conditions precedent to the closing the Agreement and Plan of Merger.

The closing of the Agreement and Plan of Merger occurred on March 1, 2007. As of that date, we acquired all of the property interests formerly held by Arkanova Delaware.

Description of Business

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties as well as mineral properties. Prior to the closing of the Agreement and Plan of Merger, we held one property interest known as the Maun Lake Property, located in the Province of Ontario, Canada. Following the closing of the Agreement and Plan of Merger on March 1, 2007, and the resulting merger of Arkanova Delaware into Acquisition Corp., we obtained property interests in oil and gas properties located in three counties in the State of Arkansas, United States. Management has determined that these property interests and the oil and gas industry in general, offer an opportunity for our company to maximize shareholder value. Although management has not yet determined whether to pursue our interests in the Maun Lake Property, management has decided to focus on the exploration and development of our property interests in the Phillips and Monroe Counties, Arkansas.

In addition to the exploration and development of our existing property interests, we intend to acquire additional oil and gas interests in the future. Management believes that future growth of our company will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes.

Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit or oil and gas reserve exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. To date, we have not discovered an economically viable mineral deposit or oil and gas reserve on any of our properties, and there is no assurance that we will discover one.

Our plan of operation is to conduct exploration work on each of our properties in order to ascertain whether any possess commercially exploitable quantities of minerals or oil and gas reserves. There can be no assurance that such mineral deposits or oil and gas reserves exist on any of our properties.

Even if we complete our proposed exploration programs on our properties and we are successful in identifying a mineral deposit or an oil and gas reserve, we will have to spend substantial funds on further drilling and engineering studies before we will know whether we have a commercially viable mineral deposit or oil and gas reserve.

PLAN OF OPERATIONS

You should read the following discussion of our financial condition and plan of operations together with the unaudited financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

As of March 31, 2007, our company had cash and cash equivalents of $1,884,875 and working capital of $1,837,079. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Lease Acquisition Costs	$7,250,000
Operating Expenses
Exploration Costs	$7,500,000
Employee and Consultant Compensation	$500,000
Professional Fees	$250,000
General and Administrative Expenses	$250,000
Total	$15,750,000

Exploration Costs

We estimate that our exploration costs on our property interests will be approximately $7,250,000 during the next twelve months, which will include drilling and, if warranted, completion costs for three to four exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, we are required to commence drilling of our first well within 6 months, and are required to drill five additional wells within 24 months, of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of these wells, together with the seismic program, will be approximately $15,000,000. We may require additional capital substantially in excess of $15,000,000 in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Date	Objective

July 1, 2007	Complete Lease Bonus Obligations under Acquisition and Development Agreement

August 1, 2007	Pay Drilling Rig Deposit; Commence 2D Seismic Program

October 1, 2007	Secure financing for drilling activities

November 15, 2007	Commence drilling first well on the Leased Lands

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $250,000. As of May 10, 2007, Pierre Mulacek was our sole employee. Pursuant to the terms of an employment agreement dated April 23, 2007, we agreed to pay Mr. Mulacek an annual salary of $120,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next fiscal year to be approximately $250,000.

General and Administrative Expenses

We anticipate spending $250,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment.

Liquidity and Capital Resources

Our company’s principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Capital Resources

As of March 31, 2007, we had working capital of $1,837,079. Subsequent to the quarter ended March 31, 2007, we issued a $600,000 promissory note that bears interest at a rate of 10% per annum and received additional subscriptions for a total of $200,000. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents and cash will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require an additional $14,000,000 over the next twelve month period to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration of our property interests, the identification of reserves sufficient enough to warrant development, successful development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended September 30, 2006, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Due to the uncertainty of Arkanova Delaware’s ability to meet its current operating and capital expenses prior to the merger, in their report on Arkanova Delaware’s audited financial statements for the period ended September 30, 2006, Arkanova Delaware’s independent auditors included an explanatory paragraph regarding substantial doubt about its ability to continue as a going concern. Arkanova Delaware’s statements contain additional note disclosures describing the circumstances that lead to this disclosure by its independent auditors.

Capital Expenditures

Other than as required under the terms of the Acquisition and Development Agreement and the Option to Purchase and Royalty Agreement, as of May 10, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

SIGNIFICANT ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of March 31, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, we assess annually whether impairment has occurred, and include in the amortization base drilling exploratory dry holes associated with unproved properties.

We apply a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of December 31, 2006, all of our oil and gas properties were unproved and were excluded from amortization.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.

RISKS RELATING TO OUR BUSINESS AND THE OIL AND GAS INDUSTRY

We have had a history of losses and no revenue to date, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $223,260 as of March 31, 2007. To date, we have not generated any revenues from our operations.

We will not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months following the commencement of oil and gas exploration activities.

As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We are an exploration stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been actively engaged in the oil and gas exploration and development business since the close of the Agreement and Plan of Merger and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our proposed operations will require significant capital expenditures for which we may not have sufficient funding and if we do obtain additional financing, our existing shareholders may suffer substantial dilution.

We intend to make capital expenditures far in excess of our existing capital resources to acquire and explore our existing oil and gas properties. We intend to rely on external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain such funding through the debt and equity markets, but we can offer no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders.

The successful implementation of our business plan is subject to risks inherent in the oil and gas business, which if not adequately managed could result in additional losses.

Our oil and gas operations are subject to the economic risks typically associated with exploration and development activities, including the necessity of making significant expenditures to locate and acquire properties and to drill exploratory wells. In addition, the availability of drilling rigs and the cost and timing of drilling, completing and, if warranted, operating wells is often uncertain. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, development and, if warranted, production activities to be unsuccessful. This could result in a total loss of our investment in a particular well. If exploration efforts are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs will be charged against earnings as impairments.

In addition, in the event that we commence production, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay our production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues.

We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploitation and development activities will result in the discovery of any reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

We have one executive officer and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officer or consultants in a timely manner, or at all, on acceptable terms.

Future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Market conditions or operation impediments may hinder our access to natural gas and oil markets or delay our production.

The marketability of production from our properties depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas of our oil and gas properties, a new gathering system would need to be built to handle the potential volume of gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Our ability to produce and market natural gas and oil is affected and also may be harmed by:

  the lack of pipeline transmission facilities or carrying capacity;

  government regulation of natural gas and oil production;

  government transportation, tax and energy policies;

  changes in supply and demand; and

  general economic conditions.

We might incur debt in order to fund our exploration and development activities, which would continue to reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operations.

If we incur indebtedness, our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our current or future debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

We will have substantial capital requirements that, if not met, may hinder our growth and operations.

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

  the success of our Arkansas projects;

  success in locating and producing reserves; and

  prices of natural gas and oil.

Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. Additional debt financing could lead to:

  a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

  being more vulnerable to competitive pressures and economic downturns; and

  restrictions on our operations.

Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail our drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse affect on our business, financial condition and results of operations.

Our properties in Arkansas and/or future properties might not produce, and we might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Arkansas in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

We are subject to ongoing obligations under our Acquisition and Development Agreement.

Under the terms of our Acquisition and Development Agreement, we will have to pay an additional $7,250,000 to acquire the remainder of the acreage which we have committed to acquire. In addition, we are required to commence drilling our first well within six months, and required to drill five additional wells within 24 months, from the date upon which Arkanova Delaware makes the last of the lease bonus payments as required in the agreement. We expect that the total cost of these wells, together with a seismic program, will require approximately $15,000,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds.

Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Complying with environmental and other government regulations could be costly and could negatively impact our production.

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities.

Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. Prior to commencement of drilling operations, we may secure limited insurance coverage for sudden and accidental environmental damages as well as environmental damage that occurs over time. However, we do not believe that insurance coverage for the full potential liability of environmental damages is available at a reasonable cost. Accordingly, we could be liable, or could be required to cease production on properties, if environmental damage occurs.

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could occur that result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity increases in eastern Arkansas or the southern United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

To the extent that we establish natural gas and oil reserves, we will be required to replace, maintain or expand our natural gas and oil reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and we are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

With the exception of our property interest in Ontario, Canada, the geographic concentration of all of our other properties in eastern Arkansas subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting that area.

Except for our Maun Lake property interest, located in Ontario, Canada, the geographic concentration of all of our other leasehold interests in Phillips, Monroe and Deshea Counties, Arkansas means that our properties could be affected by the same event should the region experience:

  severe weather;

  delays or decreases in production, the availability of equipment, facilities or services;

  delays or decreases in the availability of capacity to transport, gather or process production; or

  changes in the regulatory environment.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

  weather conditions in the United States and wherever our property interests are located;

  economic conditions, including demand for petroleum-based products, in the United States wherever our property interests are located;

  actions by OPEC, the Organization of Petroleum Exporting Countries;

  political instability in the Middle East and other major oil and gas producing regions;

  governmental regulations, both domestic and foreign;

  domestic and foreign tax policy;

  the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

  the price of foreign imports of oil and gas;

  the cost of exploring for, producing and delivering oil and gas;

  the discovery rate of new oil and gas reserves;

  the rate of decline of existing and new oil and gas reserves;

  available pipeline and other oil and gas transportation capacity;

  the ability of oil and gas companies to raise capital;

  the overall supply and demand for oil and gas; and

  the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Our ability to produce oil and gas from our properties may be adversely affected by a number of factors outside of our control which may result in a material adverse effect on our business, financial condition or results of operations.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests. In addition, the marketability of oil and gas that may be acquired or discovered may be influenced by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas, gathering systems, pipelines and processing equipment, market fluctuations in oil and gas prices, taxes, royalties, land tenure, allowable production and environmental protection. We cannot predict how these factors may affect our business.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, associated costs, or the rate of production of reserves (if any).

The success of our business is dependent upon the efforts of various third parties that we do not control. At least at the present, we do not plan to serve as the operator for our projects. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

  the timing and amount of capital expenditures;

  the operator’s expertise and financial resources;

  approval of other participants in drilling wells;

  selection of technology;

  the rate of production of the reserves; and

  the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We will rely upon various companies to provide us with technical assistance and services. We will also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although our management has relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

We may be unable to retain our leases and working interests in our leases, which would result in significant financial losses to our company.

Our properties are held under oil and gas leases. If we fail to meet the specific requirements of each lease, such lease may terminate or expire. We cannot assure you that any of the obligations required to maintain each lease will be met. The termination or expiration of our leases may harm our business. Our property interests will terminate unless we fulfill certain obligations under the terms of our leases and other agreements related to such properties. If we are unable to satisfy these conditions on a timely basis, we may lose our rights in these properties. The termination of our interests in these properties may harm our business. In addition, we will need significant funds to meet capital requirements for the exploration activities that we intend to conduct on our properties.

Title deficiencies could render our leases worthless which could have adverse effects on our financial condition or results of operations.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

RISKS RELATING TO OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our certificate of incorporation, as amended, authorizes the issuance of up to 1,000,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President. Based upon that evaluation, our company’s President concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2007, we issued an aggregate of 468,750 shares of our common stock at $0.80 per share in a private placement transaction to 5 investors in consideration for proceeds of $375,000. We issued the shares in reliance upon the exemption from registration provided by Rule 506 of Regulation D to accredited investors as that term is defined in Regulation D of the Securities Act of 1933.

In connection with the April 25, 2007 private placement, we issued 46,875 share purchase warrants to a finder on April 25, 2007. Each warrant entitles the holder to acquire one share of our common stock from April 25, 2008 to April 25, 2010 at a price of $1.00 per share. In the event that the shares underlying the warrants are not registered at the time of exercise, the warrants may be exercised on a cashless basis. However, if the reason the shares underlying the warrants are not registered is due to the refusal of the warrant holder to provide our company with the information necessary to register the shares, the warrant holder will not be able to exercise the warrants on a cashless basis. We issued the warrants in reliance upon the exemption from registration provided by Rule 506 of Regulations D to an accredited investor as that term is defined in Regulation D of the Securities Act of 1933.

On April 23, 2007, we granted stock options to a director and officer of our company entitling him to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $1.30 per share. The 300,000 stock options are exercisable until April 23, 2012 and vested on the date of grant. We issued the securities relying on Section 4(2) of the Securities Act of 1933.

On April 25, 2007, we granted stock options to two directors entitling them to purchase an aggregate of 600,000 shares of our common stock at an exercise price of $1.35 per share. The 600,000 stock options are exercisable until April 25, 2012 and vested upon the date of grant. We issued the options in an offshore transaction to the directors who were non-U.S. persons (as that term is defined in Regulation S under the Securities Act of 1933) relying on Regulation S promulgated under the Securities Act of 1933.

The Company has also received $600,000 on account of a Note Purchase Agreement due on demand after July 31, 2007 bearing interest at a rate of 10% per annum, and secured against the Company oil and gas assets.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1

Agreement and Plan of Merger dated October 20, 2006, among our company, Acquisition Corp. our wholly owned subsidiary and Arkanova Delaware (incorporated by reference from our Current Report on Form 8-K filed on October 23, 2006)

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

(10)	Material Contracts

10.1

Option to Purchase and Royalty Agreement between Alton Ventures, Inc. and Richard T. Heard of Vancouver, B.C., dated May 7, 2004 to acquire a 100% interest in the Maun Lake Property, Thunder Bay Mining Division, Ontario (incorporated by reference from our Registration Statement on Form SB- 2 filed on August 19, 2004)

10.2	Oil and Gas Acquisition and Development Agreement dated July 24, 2006 between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.3	Option to Purchase and Royalty Agreement dated July 24, 2006, between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.4	Form of Subscription Agreement dated March 1, 2007 for non US persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.5	Form of Subscription Agreement dated March 1, 2007 for US Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.6	Consulting Agreement between Arkanova Energy Corporation and John Legg dated March 1, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.7	Form of Finders Fee Agreement dated March 1, 2007 for non U.S. persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.8	Form of Finders Fee Agreement dated March 1, 2007 for U.S. Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.9*	Executive Employment Agreement dated April 23, 2007 between our company and Pierre Mulacek

10.10*	Note Purchase Agreement

(31)	Section 302 Certification

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

By:	/s/ Pierre Mulacek
Pierre Mulacek, CEO, CFO, President, Secretary
Treasurer & Director
(Principal Executive Officer, Principal Financial
Officer, and Principal Accounting Officer)
Date: May 21, 2007