Form 10QSB
period 2007-06-30
Arkanova Energy Corp
filed 2007-08-20
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 3, 2007, there were 31,463,750 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): [   ] YES   [X] NO

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2007	2006
ASSETS
Cash and cash equivalents	$139,674	$109,569
Prepaid expenses	34,497	34,240
Total current assets	174,171	143,809
Oil and gas properties, unproven	10,330,083	6,429,328
Total assets	$10,504,254	$6,573,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$91,372	$86,685
Accrued liabilities	39,573	-
Promissory notes payable	600,000	1,500,000
Total current liabilities	730,945	1,586,685
Contingencies and commitments	-	-
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
31,463,750 and 13,000,000 shares issued and
outstanding,respectively	31,464	13,000
Additional paid-in capital	10,997,257	5,008,000
Common stock subscribed	150,000	-
Deficit accumulated during the exploration stage	(1,405,412)	(34,548)
Total stockholders’ equity	9,773,309	4,986,452
Total liabilities and stockholders’ equity	$10,504,254	$6,573,137

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three months	Nine months	June 16, 2006	June 16, 2006
	ended	ended	(Inception)	(Inception)
	June 30,	June 30,	through	through
	2007	2007	June 30, 2006	June 30, 2007

General and administrative expenses	$1,179,686	$1,310,727	$34,548	$1,345,275
Interest expense	2,466	60,137	-	60,137

Net loss	$(1,182,152)	$(1,370,864)	$(34,548)	$(1,405,412)

Loss per share – basic and diluted	$(0.04)	$(0.05)	-

Weighted average common shares outstanding	31,227,000	27,531,000	-

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine months	June 16, 2006
	ended	(Inception)
	June 30,	through
	2007	June 30, 2007
Operating Activities
Net loss	$(1,370,864)	$(1,405,412)
Adjustment to reconcile net loss to net cash used in operating activities:
Donated services	-	18,000
Stock-based compensation	1,053,762	1,053,762
Changes in operating assets and liabilities:
Prepaid expenses	(257)	(5,503)
Accounts payable and accrued liabilities	32,585	612
Net Cash Used in Operating Activities	(284,774)	(327,535)
Investing Activities
Cash acquired on recapitalization	283,295	250,373
Oil and gas property expenditures	(3,900,755)	(10,251,425)
Net Cash Used in Investing Activities	(3,617,460)	(10,001,052)
Financing Activities
Proceeds from issuance of promissory notes	600,000	2,100,000
Repayment of notes	(500,000)	(500,000)
Proceeds from common stock subscribed	150,000	150,000
Proceeds from issuance of common stock	3,682,339	8,718,261
Net Cash Provided by Financing Activities	3,932,339	10,468,261
Net Change in Cash	30,105	139,674
Cash and cash equivalents – beginning of period	109,569	-
Cash and cash equivalents – end of period	$139,674	$139,674

Noncash Financing Activities
Settlement of promissory notes by issue of common stock	$1,000,000	$1,000,000

Supplemental Disclosures:
Interest paid	$44,353	$44,353
Income taxes paid	$–	$–

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from June 16, 2006 (Inception) Through June 30, 2007

					Deficit
					Accumulated
	Common Stock		Additional	Common	During the
		Par	Paid-in	Stock	Exploration
	Shares	Value	Capital	Subscribed	Stage	Totals

Balances at June 16, 2006	–	$–	$–	$–	$–	$–
Proceeds from issuance of stock	13,000,000	13,000	4,990,000	–	–	5,003,000
Donated services	–	–	18,000	–	–	18,000
Net loss for the period	–	–	–	–	(34,548)	(34,548)
Balances at September 30, 2006	13,000,000	13,000	5,008,000	–	(34,548)	4,986,452
Adjustment to number of common stock
issued and outstanding as a result of
the recapitalization of Arkanova
Acquisition Corp.
Arkanova Acquisition Corp.	(13,000,000)	(13,000)	13,000	–	–	–
Arkanova Energy Corporation	21,620,000	21,620	(21,620)	–	–	–
Fair value of shares issued in
connection with the recapitalization
of Arkanova Acquisition Corp.	13,000,000	13,000	2,137,988	–	–	2,150,988
Proceeds from issuance of stock	6,843,750	6,844	5,468,156	–	–	5,475,000
Less proceeds received prior to merger,
net of share issue costs of $36,069	–	–	(2,213,931)	–	–	(2,213,931)
Less share issue costs	–	–	(458,098)	–	–	(458,098)
Return and cancellation of stock	(10,000,000)	(10,000)	10,000	–	–	–
Stock-based compensation	–	–	1,053,762	–	–	1,053,762
Common stock subscribed	–	–	–	150,000	–	150,000
Net loss for the period	–	–	–	–	(1,370,864)	(1,370,864)
Balances at June 30, 2007	31,463,750	$31,464	$10,997,257	$150,000	$(1,405,412)	$9,773,309

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
(formerly Alton Ventures, Inc.)

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Arkanova Energy Corporation, have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Arkanova’s audited 2006 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Arkanova’s 2006 annual financial statements have been omitted.

Effective on November 1, 2006, the Company changed its name from Alton Ventures, Inc. to Arkanova Energy Corporation and effected a forward stock split on a two new shares for one old share basis. On March 1, 2007 Arkanova closed a plan of merger, originally dated October 20, 2006, with Arkanova Energy Inc., a private Delaware corporation and Arkanova Acquisition Corp. (“Acquisition Corp.”), a Delaware corporation and wholly-owned subsidiary of the Company incorporated for the sole purpose of effecting the merger. Arkanova merged with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common stock in the capital of Arkanova was immediately cancelled, and the former shareholders of Arkanova were issued a total of 13,000,000 post-stock split common stock in the capital of Arkanova. In addition, the President of Arkanova returned 10,000,000 shares of common stock of the Company to treasury for cancellation for no consideration. (See Note 9)

Completion of the acquisition resulted in Arkanova being deemed the acquirer for accounting purposes. The financial statements of Arkanova, the accounting acquirer, become those of the surviving entity. This transaction has been treated as a recapitalization of Arkanova. The recapitalization is reflected with the issuance of shares of Arkanova, represented by the outstanding common stock of the Company, in exchange for the assets and liabilities of the Company. This presentation assumes the issuance of 13,000,000 shares of the Company’s common stock in return for all the outstanding shares of Arkanova.

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

NOTE 2: GOING CONCERN

Arkanova has been in the exploration stage since its formation in June 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. The Company has incurred losses of $1,405,412 since inception. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

NOTE 3: OPTION AGREEMENTS ON MINERAL INTERESTS

Thunder Bay Option Agreement

On May 7, 2004, Arkanova entered into an option agreement to acquire 100 percent of the right, title and interest in a diamond mineral claim located in the Thunder Bay Mining District, Ontario, Canada. Under the terms of the Option Agreement, Arkanova is required to:

A.	Make option cash payments and exploration expenditures as follows:

Cash	Exploration
Payments	Expenditures	Due Date
CDN $ –	CDN $ 25,000	December 31, 2005 *
CDN $ –	CDN $ 50,000	December 31, 2007
CDN $ –	CDN $ 100,000	December 31, 2008
CDN $ 50,000	CDN $ –	January 1, 2010

B.	Make advance royalty payments of CDN$50,000 per year, commencing January 1, 2009, as long as Arkanova holds any interest in the claim.

*	Arkanova paid CDN$29,000 (US$24,433) in exploration expenditures during September 2005 in accordance with the terms of the agreement. These costs were expensed.

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

NOTE 4: OIL AND GAS INTERESTS

All off Arkanova’s oil and gas properties are unproven and are located in the United States. Arkanova follows the full cost method of accounting for oil and gas properties.

The total costs incurred and excluded from amortization at June 30, 2007 are summarized as follows:

			Net Carrying
	Acquisition	Exploration	Value
Arkansas, US properties	$9,827,520	$502,563	$10,330,083
Totals	$9,827,520	$502,563	$10,330,083

Arkanova is currently participating in oil and gas exploration activities in Arkansas.

(a)

On July 24, 2006, Arkanova agreed to purchase an 82.5% net revenue interest in approximately 50,000 gross acres of prospective oil and gas leases located in Phillips and Monroe Counties, Arkansas in incremental portions not to exceed 8,250 acres over a six month period. Arkanova is paying acquisition costs of $300 per acre. Arkanova is required to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by Arkanova of the last of the oil and gas leases. After Arkanova has purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving Arkanova an 85% net revenue interest. During the nine-month period ended June 30, 2007, Arkanova paid $9,398,205 for six oil and gas leases. Arkanova agreed to pay a finder’s fee of $150,000, of which $75,000 has been paid. On May 21, 2007 Arkanova entered into an agreement where it could, at its option, after the next payment of $1,000,000 (paid) issue shares of its common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

(b)

On July 24, 2006, Arkanova purchased an option to acquire approximately 14,172 gross acres in prospective oil and gas leases located in Desha County, Arkansas for $354,000. Arkanova can acquire the leases for an additional $275 per net mineral acre acquired. On May 21, 2007 Arkanova entered into an agreement where it could, at its option, issue shares of its common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

NOTE 5: PROMISSORY NOTES

(a)

Arkanova issued $1,500,000 of promissory notes, bearing interest at 10%, and due on demand after December 31, 2006. During the nine-month period ended June 30, 2007, Arkanova repaid $500,000 of the promissory notes, and converted the remaining $1,000,000 into shares of common stock, as a part of its share financing and plan of merger as further described in Note 9. Interest expense of $13,318 is included in accrued liabilities. During the period ended June 30, 2007, Arkanova paid interest expense of $44,353.

(b)

On June 15, 2007, Arkanova issued a $600,000 promissory note. The promissory note bears interest at 10% per annum, is due on demand at any time after July 31, 2007 and is secured by Arkanova’s mineral leases in Phillips and Monroe County, Arkansas. In the event that our company completes a subsequent debt or equity financing of $5,000,000 or more prior to July 31, 2007, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. At June 30, 2007, interest expense of $2,466 was charged to operations and included in accrued liabilities.

NOTE 6: RELATED PARTY TRANSACTIONS

(a)	During the nine month period ended June 30, 2007, Arkanova paid consulting fees of $88,000 to a Director of Arkanova.

(b)	Arkanova reimbursed a shareholder $203,203 for $170,000 of exploration and development expenditures and $33,203 of travel expenses incurred prior to incorporation.

(c)

On April 23, 2007, Arkanova hired its Chief Executive Officer for a term of one year. Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share. At June 30, 2007, Arkanova recorded $20,000 of management fees that were included in accrued liabilities.

(d)	On April 25, 2007, Arkanova granted options to acquire up to 600,000 shares of common stock to two directors exercisable at $1.35 per share on or before April 23, 2012.

NOTE 7: COMMON STOCK

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

Common stock sales

On March 1, 2007, Arkanova issued 6,312,500 shares of common stock at $0.80 per share, for proceeds of $4,625,902, net of share issuance costs. Arkanova paid finders’ fees of $364,000 and issued 568,750 share purchase warrants, entitling the holder to purchase 568,750 shares of common stock exercisable at a price of $1.00 per share between March 1, 2008 and 2010.

On March 1, 2007, Arkanova issued 13,000,000 shares of common stock to the former shareholders of Arkanova Energy, Inc. as a part of the plan of merger as further described in Note 9.

As a part of the plan of merger as further described in Note 9, Arkanova’s former President returned to treasury 10,000,000 shares of common stock, for no consideration.

On April 26, 2007, Arkanova issued 468,750 shares of common stock at $0.80 per share for cash proceeds of $375,000, of which $250,000 was received prior to March 31, 2007.

On June 30, 2007, Arkanova issued 62,500 shares of common stock at $0.80 per share for cash proceeds of $50,000.

During the period ended June 30, 2007, Arkanova accepted stock subscriptions for 187,500 shares of common stock at $0.80 per share for proceeds of $150,000.

Share Purchase Warrants

As at June 30, 2007, there were 568,750 share purchase warrants outstanding to purchase shares of common stock at $1.00 per share, between March 1, 2008 and March 1, 2010. These warrants were valued at $22,906 using the Black-Scholes pricing model, with the following parameters: expected life – 3.0 years; volatility – 63%; dividend rate – 0%; and risk-free rate – 4.61% .

NOTE 7: COMMON STOCK (CONTINUED)

Stock Options

On April 25, 2007, our Arkanova adopted a stock option plan named the 2007 Stock Option Plan (the “Plan”), the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of our company. Prior to the grant of options under the 2007 Stock Option Plan, there were 2,500,000 shares of our common stock available for issuance under the plan.

The weighted average grant date fair value of stock options granted during the nine month periods ended June 30, 2007 and 2006 was $1.33 and $0, respectively. No stock options were exercised during the periods ended June 30, 2007 and 2006. During the period ended June 30, 2007 and 2006, Arkanova recorded stock-based compensation of $1,053,762 and $nil, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Number of	Exercise Price	Remaining	Value
	Options	$	Contractual Term	$
Outstanding, October 1, 2007	-	-
Granted	900,000	1.33
Outstanding, June 30, 2007	900,000	1.33	4.83	195,000
Exercisable, June 30, 2007	900,000	1.33	4.83	195,000

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Period Ended	Period Ended
	June 30,	June 30,
	2007	2006

Expected dividend yield	0%	–
Expected volatility	121.15%	–
Expected life (in years)	5	–
Risk-free interest rate	4.55%	–

As at June 30, 2007, there was $nil of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan.

NOTE 8: COMMITMENTS

(a)

On June 29, 2006, Arkanova hired a geological consulting firm to provide the evaluation, appraisal, exploration or other professional geological and engineering services. During the nine-month period ended June 30, 2007; Arkanova paid approximately $205,000, of which $30,000 is included in prepaid expenses.

(b)

Arkanova agreed to pay a finder’s fee of $150,000 related to the oil and gas property described in Note 3(a). During the nine-month period ended June 30, 2007, Arkanova paid $75,000. Arkanova must pay an additional $75,000 within 14 days of the completion by Arkanova of the acquisition of substantially all of the property described in Note 3(a).

(c)

Arkanova entered into a consulting agreement dated March 1, 2007 with a Director of Arkanova. Under the terms of the agreement, Arkanova agreed to pay $10,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year.

(d)

On April 23, 2007, Arkanova entered into an Executive Employment Agreement with its Chief Executive Officer for a term of one year. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30.

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

3.

The Merger Agreement was approved by a majority of the Arkanova shareholders (completed by consent resolutions of specific shareholders representing greater than 51% of the issued and outstanding common stock on October 20, 2006); and

4.	Arkanova raised US$5,050,000 by way of a private placement of shares of common stock.

In addition, Arkanova acquired an option to acquire oil and gas leases for a 100% working interest in an additional 15,000 gross mineral acres located in Deshea County, Arkansas.

NOTE 10: SUBSEQUENT EVENT

Subsequent to June 30, 2007 Arkanova received subscriptions for an additional $1,146,800. Pursuant to the terms of a Finder's Agreement dated August 1, 2007, we agreed to pay an aggregate cash commission of $162,000 and agreed to issue an aggregate of 253,125 warrants to a finder in consideration for services provided by the finder. The cash commission was calculated at 8% of the aggregate subscription proceeds subscribed for as a result of the services and the number of warrants was calculated at 10% of the aggregate number of shares subscribed for as a result of the services.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate History

We were incorporated in the State of Nevada on September 6, 2001 under the name Talon Ventures, Inc. On January 15, 2003, we changed our name to Alton Ventures, Inc. On October 20, 2006, we entered into an Agreement and Plan of Merger with Arkanova Acquisition Corp. (“Acquisition Corp.”), our wholly-owned subsidiary, and Arkanova Energy Inc. (“Arkanova Delaware”), a private Delaware corporation. The Agreement and Plan of Merger contemplated the merger of Arkanova Delaware with and into Acquisition Corp., with Acquisition Corp. surviving as our wholly-owned subsidiary.

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

Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit or oil and gas reserve exists on any of our properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for future exploration is determined. To date, we have not discovered an economically viable mineral deposit or oil and gas reserve on any of our properties, and there is no assurance that we will discover one.

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

As of June 30, 2007, our company had cash and cash equivalents of $139,674 and working capital deficit of $556,774. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Repay Bridge Loan, with Interest	$615,000
Lease Acquisition Costs	$3,400,000
Operating Expenses
Drilling Costs *	$1,600,000
Seismic Costs	$200,000
Employee and Consultant Compensation	$500,000
Professional Fees	$150,000
General and Administrative Expenses	$250,000
Total	$6,715,000

* Excluding completion and hook-up costs, estimated to be $1,650,000 per well.

Exploration Costs

We estimate that our exploration costs on our property interests will be approximately $1,800,000 during the next twelve months, which will include drilling and, if warranted, completion costs for two vertical exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, we are required to commence drilling of our first well within 6 months, and are required to drill five additional wells within 24 months, of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of the additional wells which we plan to drill will be $5,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We expect that our capital requirement for these wells, together with the seismic program and general and administrative expenses, will be approximately $7,000,000. We may require additional capital substantially in excess of $7,000,000 in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
August 31, 2007	Close Financing; Complete Lease Bonus Obligations

September 15, 2007	Drilling Contractor Appointed - Pay Drilling Rig Deposit

November 15, 2007	Commence Drilling First Well on the Leased Lands

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $500,000. As of August 3, 2007, Pierre Mulacek was our sole employee. Pursuant to the terms of an employment agreement dated April 23, 2007, we agreed to pay Mr. Mulacek an annual salary of $120,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next fiscal year to be approximately $150,000.

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

Capital Resources

As of June 30, 2007, we had $139,674 in cash and working capital deficit of $556,774. During the quarter ended June 30, 2007, we issued a $600,000 promissory note that bears interest at a rate of 10% per annum and received subscriptions for a total of $200,000. Subsequent to the quarter ended June 30, 2007, we received additional subscriptions for $1,146,800. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents and cash will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $6,715,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Capital Expenditures

Other than as set out above, and as of August 3, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

On May 21, 2007, our company entered into an agreement with Acquisition Corp. and David Griffin with respect to the Option to Purchase and Royalty Agreement. Under the agreement dated May 21, 2007, we modified the method of the payment to exercise the option. Under the Option to Purchase and Royalty Agreement, to exercise the option, Acquisition Corp. is required to pay the option payment, which is a cash fee of $275 per net mineral acre for total consideration of $3,897,467.75. Under the agreement dated May 21, 2007, to exercise the option, we can elect to pay the option payment with shares of our common stock at a price of $1.25 per share for a total of 3,117,974 shares.

On May 21, 2007, our company also entered into another agreement with Acquisition Corp. and David Griffin with respect to the Acquisition and Development Agreement. Under the agreement dated May 21, 2007, we modified the method of the payment due under the Acquisition and Development Agreement. Under the agreement dated May 21, 2007, following the payment by Acquisition Corp. to David Griffin of a sum of $1,000,000 on account of monies due to David Griffin and his affiliates and related parties, we can elect to pay any further payments due under the Acquisition and Development Agreement with shares of our common stock at a price of $1.25 per share.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of June 30, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, we assess annually whether impairment has occurred, and include in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of June 30, 2007, all of our oil and gas properties were unproved and were excluded from amortization.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $1,405,412 as of June 30, 2007. To date, we have not generated any revenues from our operations.

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

We have one executive officer and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officer or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officer or consultants in a timely manner, or at all, on acceptable terms.

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

Under the terms of our Acquisition and Development Agreement, as modified by an agreement dated May 21, 2007, we will have to pay an additional $7,250,000 to acquire the remainder of the acreage which we have committed to acquire, unless we elect to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we are required to commence drilling our first well within six months, and required to drill five additional wells within 24 months, from the date upon which Arkanova Delaware makes the last of the lease bonus payments as required in the agreement. We expect that the total cost of these wells, together with a seismic program, will require approximately $7,000,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so.

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

The costs of complying with environmental laws and regulations in the future may harm our business. Furthermore, future changes in environmental laws and regulations could result in stricter standards and enforcement, larger fines and liability, and increased capital expenditures and operating costs, any of which could have a material adverse effect on our financial condition or results of operations.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President. Based upon that evaluation, our company’s President concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 20, 2007, we issued 62,500 shares of our common stock at $0.80 per share in a private placement transaction to one investor in consideration for proceeds of $50,000. We issued the shares in reliance upon the exemption from registration provided by Rule 506 of Regulation D to an accredited investor as that term is defined in Regulation D of the Securities Act of 1933.

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

10.2	Oil and Gas Acquisition and Development Agreement dated July 24, 2006 between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.3	Option to Purchase and Royalty Agreement dated July 24, 2006, between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.4	Form of Subscription Agreement dated March 1, 2007 for non US persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.5	Form of Subscription Agreement dated March 1, 2007 for US Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.6	Consulting Agreement between Arkanova Energy Corporation and John Legg dated March 1, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.7	Form of Finders Fee Agreement dated March 1, 2007 for non U.S. persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.8	Form of Finders Fee Agreement dated March 1, 2007 for U.S. Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.9	Executive Employment Agreement dated April 23, 2007 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.10	Note Purchase Agreement (incorporated by reference from our Quarterly Report filed on Form 10-QSB on May 21, 2007)

10.11	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)

10.12	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)

10.13	Note Purchase Agreement dated June 15, 2007, between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)

10.14	Promissory Note dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)

(31)	Section 302 Certification

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

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
Date: August 20, 2007