Form 10KSB
period 2007-09-30
Arkanova Energy Corp
filed 2007-12-21
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to   [ ]

Commission file number 000-51612

Nevada	68-0542002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 21 Waterway Avenue, The Woodlands,
Texas	77381
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 281-362-2787

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State Issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

35,250,250 common shares at $1.38 (1) = $48,645,345

(1) Average of bid and ask closing prices on December 12, 2007

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

36,437,750 common shares issued and outstanding as of December 12, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Arkanova” mean Arkanova Energy Corp., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on September 6, 2001 under the name Talon Ventures, Inc. On January 15, 2003, we changed our name to Alton Ventures, Inc. On October 20, 2006, we entered into an agreement and plan of merger with Arkanova Acquisition Corp., our wholly-owned subsidiary, and Arkanova Energy, Inc., a private Delaware corporation. The agreement and plan of merger contemplated the merger of Arkanova Energy, Inc. with and into Arkanova Acquisition Corp., with Arkanova Acquisition Corp. surviving as our wholly-owned subsidiary.

Effective November 1, 2006, we changed our name from Alton Ventures Inc. to Arkanova Energy Corp. The name change was effected by merging Arkanova Acquisition Corporation, our wholly-owned subsidiary that was incorporated for the sole purpose of effecting the merger, with and into our company, with our company carrying on as the surviving corporation under the new name Arkanova Energy Corp. Additionally, we effected a two (2) for one (1) forward stock split of our authorized, issued and outstanding common stock. We changed the name of our company and effected the two for one stock split as conditions precedent to the closing the agreement and plan of merger.

The closing of the agreement and plan of merger occurred on March 1, 2007. As of that date, we acquired all of the property interests formerly held by Arkanova Energy, Inc.

Current Business

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties as well as mineral properties. Prior to the closing of the agreement and plan of merger, we held one property interest known as the Maun Lake Property, located in the Province of Ontario, Canada. Following the closing of the agreement and plan of merger on March 1, 2007, and the resulting merger of Arkanova Energy, Inc. into Arkanova Acquisition Corp., we obtained property interests in oil and gas properties located in three counties in the State of Arkansas, United States. Management has determined that these property interests and the oil and gas industry in general, offer an opportunity for our company to maximize shareholder value. Although management has not yet determined whether to pursue our interests in the Maun Lake Property, management has decided to focus on the exploration and development of our property interests in the Phillips and Monroe Counties, Arkansas. The first well, the DB Griffin #1-33, has been drilled to a total depth of 7,732 feet on November 29, 2007 and is being evaluated.

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

Competition

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

If our company proceeds with the development of our properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. As our company has not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

Our company is currently operated by Pierre Mulacek as our president, secretary, treasurer and chief executive officer, Reginald Denny as our chief financial officer and our office manager. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring employees in the near future.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

RISKS RELATING TO OUR BUSINESS AND THE OIL AND GAS INDUSTRY

We have had a history of losses and no revenue to date, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $1,533,523 as of September 30, 2007. To date, we have not generated any revenues from our operations.

We will not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next twelve months following the commencement of oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We have two executive officers and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

Under the terms of our acquisition and development agreement, as modified by an agreement dated May 21, 2007, we will have to pay an additional $5,600,000 to acquire the remainder of the acreage which we have committed to acquire, unless we elect to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we are required by our acquisition and development agreement to commence drilling our first well within six months, and required to drill five additional wells within twenty-four months, from the date upon which Arkanova Energy Corp. makes the last of the lease bonus payments as required in the agreement. We expect that the total cost of these wells, together with a seismic program, will require approximately $15,450,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2. Description of Property.

Our executive and head offices are located at Suite 300, 21 Waterway Avenue, The Woodlands, Texas 77381. We lease the office on a month-to-month basis at a cost of $6,557 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

We currently hold property interests in three counties in the State of Arkansas, United States, and one property interest in the Province of Ontario, Canada.

ARKANSAS PROPERTIES

As a result of the merger, and by operation of law, our wholly-owned subsidiary acquired all rights under the oil and gas lease acquisition and development agreement dated July 24, 2006, that was entered into by Arkanova Energy

Corp. and David Griffin. Pursuant to the terms of the agreement, our subsidiary acquired or is in the process of acquiring from Mr. Griffin and persons or entities controlled by or otherwise associated with Mr. Griffin, leases of mineral rights in 50,000 acres, more or less, of prospective oil and gas lands located in Phillips and Monroe Counties, Arkansas.

Leases for the leased lands have a term of five years which will run from the date on which we make the last of the lease bonus payments under the acquisition and development agreement. Upon filing of the leases, we will own a 100% working interest in the leased lands. We are paying acquisition costs of $300 per acre. As of September 30, 2007, Mr. Griffin had presented us with leases covering approximately 41,872 acres and we had cleared title on and accepted leases covering approximately 17,936 acres. We are required under the acquisition and development agreement to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by us of the last of the oil and gas leases. After we have purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving us an 85% net revenue interest. On May 21, 2007 we entered into an agreement pursuant to which we can, at our option, after the next payment of $1,000,000 (paid) issue shares of our common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

The acquisition and development agreement provides for an area of mutual interest covering all lands situated within Phillips, Monroe and Desha Counties, Arkansas and within 50 miles of the boundary of these counties.

In addition, our wholly-owned subsidiary acquired all rights under an option to purchase and royalty agreement dated July 24, 2006, that was entered into between Arkanova Energy, Inc. and Mr. Griffin, pursuant to which Arkanova Energy, Inc. acquired a one year option to acquire leases on an additional 14,172 gross acres (approximately 12,375 net acres), more or less, of prospective oil and gas lands located in Desha County, Arkansas. We can acquire the leases for an additional $275 per net mineral acre acquired. On May 21, 2007 we entered into an agreement pursuant to which we can, at our option, issue shares of our common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

MAUN LAKE PROPERTY

Our Maun Lake Property is located in the Maun Lake area of north-western Ontario and consists of one unpatented claim block covering 64 hectares (160 acres). The Maun Lake Property is located on NTS 1:50,000 sheet 42L/07W in the Maun Lake area northwest of Thunder Bay, Ontario. The individual claim details are:

CLAIM	CLAIM	RECORDED	EXPIRY DATE	AREA	AREA
NAME	NUMBER	HOLDER	DD/MM/YY *	HECTARES	ACRES

Maun Lake	TB 1196524	R.T. Heard	10/07/2006	64	160

		TOTAL (Hectares / Acres)		64	160

We optioned the Maun Lake Property pursuant to an option to purchase and royalty agreement dated May 7, 2005, as amended, that we entered into with Richard T. Heard, a non-related party and the beneficial owner of the claim.

Under the terms of the option to purchase and royalty agreement, we can acquire a 100% interest in the Maun Lake Property by expending of a total of CAD$175,000 through a three-phase exploration program as follows:

  exploration expenditures of a minimum of CAD$25,000, by October 31, 2006, which expenditures have been paid and completed by our company;

  exploration expenditures of a further CAD$50,000, for an aggregate minimum exploration expense of CAD$75,000, by December 31, 2007; and

  exploration expenditures of a further CAD$100,000, for an aggregate minimum exploration expense of CAD$175,000, by December 31, 2008.

Upon earning the 100% interest, Mr. Heard will retain a 3% net smelter returns royalty. After January 1, 2010, and for as long as we retain an interest in the Maun Lake Property, we are required to make advance royalty payments of CAD$50,000 per year to Mr. Heard.

Net smelter returns refers to the net proceeds received by us from any smelter or other purchaser from the sale of any ores, concentrates or minerals produced from the Maun Lake Property without encumbrances. The noted payments are advances against that royalty. In the event that we sell or transfer our interest to a third party, that party will assume the obligations under the net smelter returns provision of the option agreement.

To keep the claim in good standing, such that it does not expire, we must begin exploration on or before July 9, 2008, or pay $1,600 to prevent the claim from reverting to the Government of British Columbia.

There are no parks or developments that would interfere with exploration for or exploitation of any mineral deposits that might be located on the claim. There are no disputes as to title or liens registered on the claim.

Location and Access

The Maun Lake property is 300 kilometres northeast of Thunder Bay and 75 kilometres north of Geraldton in northwest Ontario. More precisely, the property is situated north of Esnagami Lake and east of O’Sullivan Lake some 33 km north-northwest of Nakina which is on the CN Rail main line. Coordinates for the centre of the subject mineral claim are 50 o 17' North and 86 o 50' West in NTS map-area 42L/07W.

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

2005 Geological Program

We completed the field work on the first phase of our planned exploration program in September, 2005 and received a report on the results of that work in May, 2006. Details of the field work on the Maun Lake Property indicates that the Phase I program undertaken in September, 2005 did not return the results we were initially seeking within the borders of the claim.

The program consisted of the establishment of a full grid of the area, an airborne electromagnetic and magnetic survey of the claim including an area one kilometre north, south, east and west of the claim boundaries, the taking of a number of rock, till and geological samples and 470 feet of diamond drilling on five selected targets.

During the drill program, a new showing was located approximately 400 metres northeast of the area of drilling. Hole #3 was drilled to test a down dip extension of the mineralization in drill hole #2 and failed to show the continuity. Other holes did intersect several mineralized zones and while some continuity was confirmed along strike of the surface showings, it was not demonstrated well down-dip. In addition, our survey identified two electromagnetic conductive zones north and west of the current claim.

In view of the extension of favourable geology well beyond the boundaries of the current claim, plus the presence of several sulphide zones east, west and north of the claim, it was recommended to us that we seek to acquire additional claims prior to the initiation of further work in the Maun Lake area. The staking of an additional 40 to 50 mining claim units extending east, west and north of the current claim was recommended at a cost of approximately CAD$18,000. The new claims would then be subjected to a two phase exploration program at a cost of CAD$230,000. We are currently determining whether to proceed with these recommendations or whether we will focus solely on our property interests in the State of Arkansas.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol "AKVA". The following quotations obtained from stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1) (2)
Quarter Ended	High	Low
September 30, 2007	$1.72	$1.20
June 30, 2007	$1.70	$1.20
March 31, 2007	$1.45	$1.15
December 31, 2006	$1.30	$1.05
September 30, 2006	no trades	no trades

(1)	Our common stock began being quoted for trading on the OTC Bulletin Board on January 12, 2006. There were no trades prior to October 23, 2006.

(2)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 500 East Warm Springs Road, Las Vegas, Nevada (Telephone: (702) 361-3033; Facsimile: (702) 433-1979.

On December 12, 2007, the shareholders' list of our common shares showed 121 registered shareholders and 36,437,750 common shares issued and outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

On September 25, 2007, we issued 7,500 shares of our common stock to Pierre Mulacek, our president, chief executive officer, secretary and treasurer. We issued the securities relying on Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information

On April 25, 2007, our Compensation Committee and board of directors adopted a stock option plan named the 2007 Stock Option Plan, the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of our company. Prior to the grant of options under the 2007 Stock Option Plan, there were 2,500,000 shares of our common stock available for issuance under the plan.

The following table provides a summary of the number of stock options granted under the 2007 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2007 Stock Option Plan, all as at September 30, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	900,000	$1.33	1,600,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended September 30, 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Company Overview

On October 20, 2006, we entered into an agreement and plan of merger with Arkanova Acquisition Corp. and Arkanova Energy, Inc. The closing of the transactions contemplated in the Agreement and Plan of Merger, including the merger of Arkanova Energy, Inc. with and into Arkanova Acquisition Corp., with Arkanova Acquisition Corp. carrying on as the surviving corporation, occurred on March 1, 2007. In accordance with the closing of the agreement and plan of merger, all of the issued and outstanding common shares in the capital of Arkanova Energy, Inc. have been cancelled, and the former shareholders of Arkanova Energy, Inc. have been issued an aggregate of 13,000,000 common shares in the capital of our company. As a result of the agreement and plan of merger being accounted for as a reverse merger, our year end has changed to September 30.

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties as well as mineral properties. Prior to the closing of the agreement and plan of merger, we held one property interest, being our Maun Lake Property located in the Province of Ontario, Canada. Following the closing of the agreement and plan of merger on March 1, 2007, and the resulting merger of Arkanova Energy, Inc. into Arkanova Acquisition Corp., we obtained property interests in oil and gas properties located in three counties in the State of Arkansas, United States. Management has determined that these property interests, and the oil and gas industry in general, offer an opportunity for our company to maximize shareholder value. Although management has not decided whether we will pursue our interests in the Maun Lake Property in Ontario, Canada, management has decided to focus on the exploration and development of our property interests in the Phillips, Monroe and Desha Counties, located in the State of Arkansas. As a result, all of our discussion in regards to our plan of operation is in reference to our property interests in Phillips and Monroe Counties, Arkansas. Please refer to the information under the heading "Description of Property" for a detailed description of our property interests.

Plan of Operations

As of September 30, 2007, our company had cash and cash equivalents of $2,658,869 and working capital surplus of $2,652,153. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Operating Expenses
Drilling Costs	$6,000,000
Seismic Costs	$750,000
Employee and Consultant Compensation	$600,000
Professional Fees	$250,000
General and Administrative Expenses	$350,000
Total	$13,550,000

Exploration Costs

We estimate that our exploration costs on our property interests will be approximately $6,550,000 during the next twelve months, which will include drilling and, if warranted, completion costs for two vertical exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, we are required to commence drilling of our first well within six months, and are required to drill five additional wells within twenty-four months, of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of the additional wells which we plan to drill will be $10,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective

September 15, 2007	Drilling Contractor Appointed

October 19, 2007	Close Financing

October 19, 2007	Commence Drilling First Well on the Leased Lands

March 15, 2008	Complete Seismic Acquisition and Processing

May 15, 2008	Commence Drilling Second Well on the Leased Lands

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $500,000. As of December 12, 2007, Pierre Mulacek and Reginald Denny were our employees. We agreed to pay Mr. Mulacek an annual salary of $120,000 and Mr. Denny an annual salary of $85,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next fiscal year to be approximately $150,000.

General and Administrative Expenses

We anticipate spending $350,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies and office equipment.

Liquidity and Capital Resources

Our principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Capital Resources

As of September 30, 2007, we had $2,658,869 in cash and working capital surplus of $2,652,153. On June 15, 2007, we issued a $600,000 promissory note that bears interest at a rate of 10% per annum, it was fully paid on September 25, 2007. In the year ended September 30, 2007, we raised approximately $8,720,102 from the sale of securities of our company. We have suffered recurring losses from inception. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Management believes that our company’s cash and cash equivalents and cash will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $11,950,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements for the period ended September 30, 2007, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Capital Expenditures

Other than as set out above, and as of December 12 2007, we did not have any material commitments for capital expenditures and management does not anticipate that we will spend additional material amounts on capital expenditures in the near future.

On May 21, 2007, we entered into an agreement with Arkanova Acquisition Corp. and David Griffin with respect to the option to purchase and royalty agreement. Under the agreement dated May 21, 2007, we modified the method of the payment to exercise the option. Under the option to purchase and royalty agreement, to exercise the option, Arkanova Acquisition Corp. is required to pay the option payment, which is a cash fee of $275 per net mineral acre for total consideration of $3,897,467.75. Under the agreement dated May 21, 2007, to exercise the option, we can elect to pay the option payment with shares of our common stock at a price of $1.25 per share for a total of 3,117,974 shares.

On May 21, 2007, we also entered into another agreement with Arkanova Acquisition Corp. and David Griffin with respect to the acquisition and development agreement. Under the agreement dated May 21, 2007, we modified the method of the payment due under the acquisition and development agreement. Under the agreement dated May 21, 2007, following the payment by Arkanova Acquisition Corp. to David Griffin of a sum of $1,000,000 on account of monies due to David Griffin and his affiliates and related parties, we can elect to pay any further payments due under the acquisition and development agreement with shares of our common stock at a price of $1.25 per share.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, we assess annually whether impairment has occurred, and include in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of September 30, 2007, all of our oil and gas properties were unproved and were excluded from amortization.

Item 7. Financial Statements.

The following financial statements are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Arkanova Energy Corp.
(An Exploration Stage Company)
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corp. (an exploration stage company) (the “Company”) as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended September 30, 2007 and for the periods from June 16, 2006, date of inception, to September 30, 2006 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006 and the results of its operations and cash flows for the periods mentioned above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Arkanova Energy Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone &Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
December 21, 2007

Arkanova Energy Corp.

(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30,	September 30,
	2007	2006
ASSETS
Cash and cash equivalents	$2,658,869	$109,569
Prepaid expenses and other	70,133	34,240
Total current assets	2,729,002	143,809
Property and equipment	1,479	–
Oil and gas properties, unproven	10,443,202	6,429,328
Total assets	$13,173,683	$6,573,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$43,073	$86,685
Accrued liabilities	19,318	–
Due to related party	14,458	–
Promissory notes payable	–	1,500,000
Total current liabilities	76,849	1,586,685
Contingencies and commitments (Note 9)	–	–
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
33,009,750 shares issued and outstanding
(2006 – 13,000,000 shares)	33,010	13,000
Additional paid-in capital	12,164,947	5,008,000
Common stock subscribed	2,432,400	–
Deficit accumulated during the exploration stage	(1,533,523)	(34,548)
Total stockholders’ equity	13,096,834	4,986,452
Total liabilities and stockholders’ equity	$13,173,683	$6,573,137

See accompanying notes to consolidated financial statements

Arkanova Energy Corp.

(An Exploration Stage Company)
Consolidated Statements of Operations

		June 16, 2006	June 16, 2006
		(Inception)	(Inception)
	Year ended	through	through
	September 30,	September 30,	September 30,
	2007	2006	2007

Expenses
General and administrative expenses	$1,436,761	$34,548	$1,471,309
Operating loss	(1,436,761)	(34,548)	(1,471,309)
Other income (expense)
Interest expense	(74,439)	–	(74,439)
Interest income	12,225	–	12,225
Net loss	$(1,498,975)	$(34,548)	$(1,533,523)
Loss per share – basic and diluted	(0.05)	(0.00)
Weighted average common shares outstanding	28,524,582	8,849,057

See accompanying notes to consolidated financial statements

Arkanova Energy Corp.

(An Exploration Stage Company)
Consolidated Statements of Cash Flows

		June 16, 2006	June 16, 2006
		(Inception)	(Inception)
	Year ended	through	through
	September 30,	September 30,	September 30,
	2007	2006	2007
Operating Activities
Net loss	$(1,498,975)	$(34,548)	$(1,533,523)
Adjustment to reconcile net loss to net cash used in
operating activities:
Amortization	134	–	134
Donated services	–	18,000	18,000
Stock-based compensation	1,005,198	–	1,005,198
Changes in operating assets and liabilities:
Prepaid expenses	(35,893)	(34,240)	(70,133)
Accounts payable and accrued liabilities	(29,469)	8,027	(21,442)
Due to related parties	7,958	–	7,958
Net Cash Used in Operating Activities	(551,047)	(42,761)	(593,808)
Investing Activities
Cash acquired on recapitalization	250,373	–	250,373
Purchase of equipment	(1,613)	–	(1,613)
Oil and gas property expenditures	(4,013,874)	(6,350,670)	(10,364,544)
Net Cash Used in Investing Activities	(3,765,114)	(6,350,670)	(10,115,784)
Financing Activities
Proceeds from issuance of promissory notes	600,000	1,500,000	2,100,000
Repayment of notes	(1,100,000)	–	(1,100,000)
Proceeds from common stock subscribed	2,432,400	–	2,432,400
Proceeds from issuance of common stock, net	4,933,061	5,003,000	9,936,061
Net Cash Provided by Financing Activities	6,865,461	6,503,000	13,368,461
Net Change in Cash	2,549,300	109,569	2,658,869
Cash and cash equivalents – beginning of period	109,569	–	–
Cash and cash equivalents – end of period	$2,658,869	$109,569	$2,658,869
Supplemental Disclosures:
Interest paid	$61,120	$–	$61,120
Income taxes paid	$–	$–	$–
Noncash Financing Activities
Settlement of promissory notes by issue of common
stock	$1,000,000	$–	$1,000,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corp.

(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from June 16, 2006 (Inception) Through September 30, 2007

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
Adjustment to number of common stock
issued and outstanding as a result of
the recapitalization of Arkanova
Acquisition Corp.
Arkanova Acquisition Corp.	(13,000,000)	(13,000)	13,000	–	–	–
Arkanova Energy Corp.	21,620,000	21,620	(21,620)	–	–	–
Fair value of shares issued in
connection with the recapitalization
of Arkanova Acquisition Corp.	13,000,000	13,000	2,137,988	–	–	2,150,988
Proceeds from issuance of stock	5,593,750	5,594	4,469,406	–	–	4,475,000
Less proceeds received prior to merger	–	–	(2,250,000)	–	–	(2,250,000)
Less share issue costs	–	–	(441,029)	–	–	(441,029)
Stock issued for debt	1,250,000	1,250	998,750	–	–	1,000,000
Return and cancellation of stock	(10,000,000)	(10,000)	10,000	–	–	–
Proceeds from issuance of stock	1,546,000	1,546	1,235,254	(1,236,800)	–	–
Stock-based compensation	–	–	1,005,198	–	–	1,005,198
Common stock subscribed	–	–	–	3,669,200	–	3,669,200
Net loss for the year	–	–	–	–	(1,498,975)	(1,498,975)
Balance – September 30, 2007	33,009,750	$33,010	$12,164,947	$2,432,400	$(1,533,523)	$13,096,834

See accompanying notes to consolidated financial statements

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1:           BASIS OF PRESENTATION

Arkanova Energy Corp. (formerly Alton Ventures, Inc.) (“Arkanova”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties. Effective on November 1, 2006, the Company changed its name from Alton Ventures, Inc. to Arkanova Energy Corp. and effected a forward stock split on a two new shares for one old share basis. On March 1, 2007 Arkanova closed a plan of merger, originally dated October 20, 2006, with Arkanova Energy Inc., a private Delaware corporation (“Energy”) and Arkanova Acquisition Corp. (“Acquisition Corp.”), a Delaware corporation and wholly-owned subsidiary of the Company incorporated for the sole purpose of effecting the merger. Energy merged with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common stock in the capital of Energy was immediately cancelled, and the former shareholders of Energy were issued a total of 13,000,000 post-stock split common stock in the capital of Arkanova. In addition, the President of Arkanova returned 10,000,000 shares of common stock of the Company to treasury for cancellation for no consideration. (See Note 10)

Completion of the acquisition resulted in Energy being deemed the acquirer for accounting purposes. The financial statements of Energy, the accounting acquirer, become those of the surviving entity. This transaction has been treated as a recapitalization of Energy. The recapitalization is reflected with the issuance of shares of Energy, represented by the outstanding common stock of Arkanova, in exchange for the assets and liabilities of Arkanova. This presentation assumes the issuance of 13,000,000 shares of Arkanova’s common stock in return for all the outstanding shares of Energy.

NOTE 2:           GOING CONCERN

Arkanova has been in the exploration stage since its formation in June 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Arkanova has incurred losses of $1,533,523 since inception. Management plans to raise additional capital through equity and/or debt financings. During the year ended September 30, 2007, Arkanova received subscriptions for a total of $3,669,200. Of this amount, 1,546,000 shares have been issued as at September 30, 2007, and the remaining shares have been issued during the subsequent period. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, inventory reserves, stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b)	Cash and Cash Equivalents

For purposes of the statement of cash flows, Arkanova considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 3:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c)	Foreign Currency Transactions

Arkanova's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date in accordance with SFAS No. 52, “Foreign Currency Translation”. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. Arkanova has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

d)	Basic and Diluted Net Income (Loss) Per Share

Arkanova computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Shares underlying these securities totalled approximately 1,468,750 as of September 30, 2007.

e)	Financial Instruments

The fair values of financial instruments, which includes cash and cash equivalents, accounts payable, accrued liabilities, and due to a related party approximate their carrying values due to the relatively short maturity of these instruments.

f)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2007, Arkanova had no properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made Arkanova assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

Arkanova applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, Arkanova computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 3:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For unproven properties, Arkanova excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Arkanova adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of September 30, 2007, all of Arkanova’s oil and gas properties were unproved and were excluded from amortization.

g)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Arkanova recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

h)	Concentration of Risk

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2007, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, Arkanova has not incurred a loss relating to this concentration of credit risk.

i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and 2006, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Arkanova has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 Arkanova is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because Arkanova cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

l)	Recent Accounting Pronouncements

Arkanova does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Arkanova results of operations, financial position or cash flows.

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 4:           OPTION AGREEMENTS ON MINERAL INTERESTS

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

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statement

NOTE 5:           OIL AND GAS INTERESTS

The total costs incurred and excluded from amortization are summarized as follows:

			September 30,
			2007
			Net Carrying
	Acquisition	Exploration	Value

Arkansas, US properties	$9,827,520	$615,682	$10,443,202

Totals	$9,827,520	$615,682	$10,443,202

			September 30,
			2006
			Net Carrying
	Acquisition	Exploration	Value

Arkansas, US properties	$6,116,520	$312,808	$6,429,328

Totals	$6,116,520	$312,808	$6,429,328

All of Arkanova’s oil and gas properties are unproven and are located in the United States. Arkanova is currently participating in oil and gas exploration activities in Arkansas.

(a)

On July 24, 2006, Arkanova agreed to purchase an 82.5% net revenue interest in approximately 50,000 gross acres of prospective oil and gas leases located in Phillips and Monroe Counties, Arkansas in incremental portions not to exceed 8,250 acres over a six month period. Arkanova is paying acquisition costs of $300 per acre. Arkanova is required to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by Arkanova of the last of the oil and gas leases. After Arkanova has purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving Arkanova an 85% net revenue interest. During the year ended September 30, 2007, Arkanova paid $9,398,205 for six oil and gas leases. Arkanova agreed to pay a finder’s fee of $150,000, of which $75,000 paid. On May 21, 2007 Arkanova entered into an agreement where it could, at its option, after the next payment of $1,000,000 (paid) issue shares of its common stock at a price of $1.25 per share to the exercise of the option.

(b)

On July 24, 2006, Arkanova purchased an option to acquire approximately 15,000 gross acres in prospective oil and gas leases located in Desha County, Arkansas for $375,000. Arkanova can acquire the leases for an additional $275 per net mineral acre acquired. On May 21, 2007 Arkanova entered into an agreement where it could, at its option, issue shares of its common stock at a price of $1.25 per share to the exercise of the option.

Refer to Note 12.

NOTE 6:           PROMISSORY NOTES

(a)

Arkanova issued $1,500,000 of promissory notes, bearing interest at 10%, and due on demand after December 31, 2006. During the year ended September 30, 2007, Arkanova repaid $500,000 of the promissory notes, and converted the remaining $1,000,000 into shares of common stock, as a part of its share financing and plan of merger as further described in Note 10. Interest expense of $13,318 is included in accrued liabilities. During the year ended September 30, 2007, Arkanova paid interest expense of $44,353.

(b)

On June 15, 2007, Arkanova issued a $600,000 promissory note bearing interest at 10% per annum, was due on demand at any time after July 31, 2007 and was secured by Arkanova’s mineral leases in Phillips and Monroe County, Arkansas. On September 25, 2007, the Company repaid the promissory note in full along with $16,767 in interest.

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statement

NOTE 7:           RELATED PARTY TRANSACTIONS

(a)

During the prior year ended September 30, 2006, Arkanova imputed an expense of $18,000 for services provided by the former President, with a value of $6,000 per month. During the year ended September 30, 2007, Arkanova also paid consulting fees of $112,421 to the former President of Arkanova.

(b)	Arkanova reimbursed a shareholder for $203,203 for $170,000 of exploration and development expenditures and $33,203 of travel expenses incurred prior to incorporation.

(c)

On April 23, 2007, Arkanova hired its Chief Executive Officer for a term of one year. On April 23, 2007, this individual became the current President of the Company. Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share for five years. During the year ended September 30, 2007, Arkanova paid $50,000 in salary to this individual.

(d)	On April 25, 2007, Arkanova granted options to acquire up to 600,000 shares of common stock to two directors exercisable at $1.35 per share for five years.

NOTE 8:           COMMON STOCK

Common stock split

Arkanova affected a forward stock split of the authorized, issued and outstanding common stock on November 1, 2006, whereby each share of common stock prior to the stock split was equal to two shares of common stock after the effective date of the stock split. As a result, the authorized capital increased from 500,000,000 shares of common stock with a par value of $0.001 to 1,000,000,000 shares of common stock with a par value of $0.001. Arkanova’s issued and outstanding share capital increased from 10,810,000 shares of common stock to 21,620,000 shares of common stock.

Common stock sales

On March 1, 2007, Arkanova issued 5,062,500 shares of common stock at $0.80 per share, for proceeds of $3,661,971, net of share issuance costs. Arkanova paid finders’ fees of $364,000, $24,029 of share issuance costs, and issued 568,750 share purchase warrants, entitling the holder to purchase 568,750 shares of common stock exercisable at a price of $1.00 per share between March 1, 2008 and 2010.

On March 1, 2007, Arkanova issued 1,250,000 shares of common stock to repay $1,000,000 of promissory notes.

On March 1, 2007, Arkanova issued 13,000,000 shares of common stock to the former shareholders of Arkanova Energy, Inc. as a part of the plan of merger as further described in Note 10.

As a part of the plan of merger as further described in Note 10, Arkanova’s former President returned to treasury 10,000,000 shares of common stock, for no consideration.

On April 26, 2007, Arkanova issued 468,750 shares of common stock at $0.80 per share for cash proceeds of $375,000. In connection with this Arkanova paid finder’s fees of $34,000.

On June 30, 2007, Arkanova issued 62,500 shares of common stock at $0.80 per share for cash proceeds of $50,000.

During the year ended September 30, 2007, Arkanova accepted stock subscriptions for 4,586,500 shares of common stock at $0.80 per share for proceeds of $3,669,200. Arkanova paid $19,000 in finder’s fees in connection with this offering. As of 9/30/07, 1,546,000 shares had been issued. The total value remaining in common stock subscribed as of 9/30/07 was $2,432,400.

Share Purchase Warrants

As at September 30, 2007, there were 568,750 share purchase warrants outstanding to purchase shares of common stock at $1.00 per share, between March 1, 2008 and March 1, 2010.

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statement

NOTE 8:           COMMON STOCK (continued)

Stock Options

On April 25, 2007, Arkanova adopted a stock option plan named the 2007 Stock Option Plan (the “Plan”), the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of our company. Prior to the grant of options under the 2007 Stock Option Plan, there were 2,500,000 shares of our common stock available for issuance under the plan.

The weighted average grant date fair value of stock options granted during the years ended September 30, 2007 and 2006 was $1.33 and $nil, respectively. No stock options were exercised during the years ended September 30, 2007 and 2006. During the years ended September 30, 2007 and 2006, Arkanova recorded stock-based compensation of $570,000 and $nil, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$
Outstanding, October 1, 2006	-	-
Granted	900,000	1.33
Outstanding, September 30, 2007	900,000	1.33	4.57	45,000
Exercisable, September 30, 2007	900,000	1.33	4.57	45,000

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended	Year Ended
	September	September
	30,	30,
	2007	2006

Expected dividend yield	0%	–
Expected volatility	159%	–
Expected life (in years)	2.5	–
Risk-free interest rate	4.55%	–

As at September 30, 2007, there was no unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan.

NOTE 9:           COMMITMENTS

(a)

On June 29, 2006, Arkanova hired a geological consulting firm to provide the evaluation, appraisal, exploration or other professional geological and engineering services. During the year ended September 30, 2007; Arkanova paid approximately $318,120, of which $30,000 is included in prepaid expenses.

(b)

Arkanova agreed to pay a finder’s fee of $150,000 related to the oil and gas property described in Note 5(a). During the year ended September 30, 2007, Arkanova paid $75,000. Arkanova must pay an additional $75,000 within 14 days of the completion by Arkanova of the acquisition of substantially all of the property described in Note 5(a).

(c)

Arkanova entered into a consulting agreement dated March 1, 2007 with the former President of Arkanova. Under the terms of the agreement, Arkanova agreed to pay $10,000 per month for an initial term of one year, and, unless notice of termination was given by either party, was automatically renewable for a further term of one year. Effective October 15, 2007, the agreement was terminated upon this individual’s resignation.

(d)

On April 23, 2007, Arkanova entered into an Executive Employment Agreement with its Chief Executive Officer for a term of one year. On October 15, 2007, this individual became the current President of the Company. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share.

Refer to Note 12.

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statement

NOTE 10:         AGREEMENT AND PLAN OF MERGER

On March 1, 2007 Arkanova completed a plan of merger, originally dated October 20, 2006, (the “Merger Agreement”) with Arkanova Energy, Inc., a private Delaware corporation (“Energy”) and Arkanova Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ours (“Acquisition Corp.”) incorporated for the sole purpose of effecting the merger. Pursuant to the terms of the Merger Agreement, Energy merged with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common shares in the capital of Energy were immediately cancelled, and the former shareholders of Energy were issued 13,000,000 post-stock split common shares in the capital of Arkanova.

Energy was incorporated under the laws of the State of Delaware on June 15, 2006, and is engaged in acquiring, exploring and developing oil and gas properties.

As a part of the closing of the Merger Agreement, Arkanova completed the following conditions:

1.

Arkanova changed its name to “Arkanova Energy Corp.” and affected a stock split whereby each share of common stock issued and outstanding prior to the stock split was converted into two shares of common stock. The 13,000,000 common shares that were issued pursuant to the Merger Agreement were issued following completion of the proposed stock split;

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

In addition, Arkanova acquired an option to acquire oil and gas leases for a 100% working interest in an additional 14,000 plus gross mineral acres located in Deshea County, Arkansas.

Arkanova Energy Corp.

(An Exploration Stage Company)
Notes to Consolidated Financial Statement

NOTE 11:         INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027

	$510,325

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2007	2006
	$	$

Deferred income tax assets
Net losses carried forward	172,822	5,792

	172,822	5,792
Valuation allowance	(172,822)	(5,792)

Net deferred income tax asset	–	–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements.

NOTE 12:         SUBSEQUENT EVENTS

Effective October 18, 2007, Arkanova entered into an executive employment agreement with the Company’s Chief Financial Officer. Under the terms of the executive employment agreement, the CFO will receive an annual salary of $85,000. Pursuant to the executive employment agreement, the CFO will also receive stock options to acquire up to 200,000 shares of common stock at an exercise price of $1.70 per share, exercisable until October 18, 2012. On October 19, 2007, Arkanova announced that Arkanova Development LLC (“Development”), a wholly-owned subsidiary, spud the Griffin #1-33 test well on October 19, 2007 in Phillips County, Arkansas. Development is planning to drill to 8,000 feet and test the Fayetteville Shale as well as investigate other potential targets including the Batesville, Moorefield, Boone, Chattanooga and Penters Formations. Cores will be taken and evaluated. During the subsequent period, Arkanova issued 400,000 shares of common stock at $0.80 per share for proceeds of $320,000.

During the subsequent period, Arkanova issued 2,853,000 shares for the remaining common stock subscribed balance of $2,432,400.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 5, 2007 we dismissed Cordovano & Honeck, LLP as our independent public accountants.

Cordovano & Honeck, LLP’s opinion in their reports on our financial statements for the years ended June 30, 2006 and 2005 expressed substantial doubt with respect to our ability, during those periods, to continue as a going concern.

During the years ended June 30, 2006 and 2005 Cordovano & Honeck, LLP did not issue any other report on our financial statements which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the period from September 6, 2001 (date of incorporation) through June 30, 2006, and the subsequent interim periods preceding March 5, 2007, there were no disagreements with Cordovano & Honeck, LLP within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cordovano & Honeck, LLP, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

On March 5, 2007, our board of directors resolved to engage Malone & Bailey, PC, of Houston, Texas as its independent public accountants effective as at that date. The Registrant did not previously consult with Malone & Bailey, PC regarding any matter, including but not limited to:

  the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or

  the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or

  any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is also our secretary and treasurer) and our chief financial officer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is also our secretary and treasurer) and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is also our secretary and treasurer) and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pierre Mulacek	President, Chief Executive Officer, Secretary, Treasurer Director	46	April 23, 2007
Erich Hofer	Director	46	March 19, 2007
Reginald Denny	Chief Financial Officer	61	October 18, 2007

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed.

Pierre Mulacek – President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Mulacek has over twenty years’ experience in all facets of the oil and gas industry. Mr. Mulacek attended Texas Tech University from 1979 to 1983 with a focus on Petroleum Land Management until he joined Petroleum Independent and Exploration Corporation as Vice President. Mr. Mulacek was also a founding shareholder of Interoil Corp., an integrated oil and gas company listed on the American Stock Exchange where he has served as corporate development consultant since 1995.

Erich Hofer – Director

Mr. Hofer is the Chief Financial Officer of the ARGO-HYTOS Group, a manufacturer of mobile hydraulic equipment located in Baar, Switzerland. Mr. Hofer holds a Masters of Business Administration from the University of Chicago (2004) and a degree as Economist SEBA from the Vocational School of Economics and Business Administration of Zurich (1993). Mr. Hofer is certified as a Management Accountant in Switzerland.

Reginald Denny – Chief Financial Officer

Mr. Denny has extensive experience in the controller and senior management functions of companies in the oil and gas, manufacturing, services, retail and wholesale industries. Mr. Denny has managed the accounting, finance, inventory, audit, tax, human resources, banking relations, insurance, legal, planning, treasury, credit, forecasting and budgeting functions; reporting to federal and state regulatory agencies and keeping up with certified public accounting pronouncements. From January 2006 to present, Mr. Denny was an independent consultant performing the duties of a controller with several companies including Smithfield Bioenergy, Now Solutions, Softaire USA, and CBRE. From 1993 to 2005, Mr. Denny was the Chief Financial Officer and controller of Tesmec USA, Inc., an international company in the manufacture, service, assembly and sales of trenching machines for the oil and gas industry.

Mr. Denny received his BBA in Accounting, minor in Finance from the University of Houston and is a registered Certified Public Accountant in Texas.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Except as noted below, our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

On April 23, 2007, Mr. Mulacek agreed to purchase 187,500 shares of our common stock at a price of $0.80 per share. As this is the price at which our company was selling its common stock to private investors, and as the common stock to be sold does not enjoy registration rights, the deemed value of the transaction to Mr. Mulacek was nil.

On March 1, 2007, we closed an agreement and plan of merger dated October 20, 2006 with Arkanova Energy, Inc. and Arkanova Acquisition Corp., a wholly-owned subsidiary of our company. Pursuant to the terms of the agreement, and at the effective time: (i) Arkanova Energy, Inc. merged with and into Arkanova Acquisition Corp., with Arkanova Acquisition Corp. carrying on as the surviving corporation, and (ii) each share in the capital of Arkanova Energy, Inc. was converted into one share in the capital of our company. Mr. Hofer, who held 1,000,000 common shares in the capital of Arkanova Energy, Inc., acquired 1,000,000 common shares, or 3.2% of the issued and outstanding common shares in the capital of our company, at the effective time of the merger. The deemed value of the 1,000,000 common shares is $800,000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception that Pierre Mulacek filed one late Form 4 – Statement of Changes in Beneficial Ownership of Securities, reporting one late transaction.

Code of Ethics

Effective December 18, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Arkanova Energy Corp., Suite 300, 21 Waterway Avenue, The Woodlands, Texas 77381.

Nomination Process

As of December 12, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do have an audit committee which consists of Erich Hofer. Our audit committee was established in accordance with Section 3(c)(58)(A) of the Securities Exchange Act of 1934. Our board of directors has determined that we do have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended September 30, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended September 30, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek President, Secretary and Treasurer(1)	2007 (2)	50,923	Nil	Nil	300,000	Nil	Nil	Nil	50,923
Reginald Denny(3) Chief Financial Officer	2007(2)	Nil	Nil	Nil	200,000	Nil	Nil	Nil	Nil
Brian C. Doutaz(4) Former President and director	2007(2) 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James M. Hutchison(5) Former Secretary, Treasurer and director	2007(2) 2006	0 0	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007.

(2)	2007 is for the period ended September 30, 2007.

(3)	Mr. Denny was appointed our chief financial officer on October 18, 2007.

(4)	Mr. Doutaz resigned as our president on March 1, 2007.

(5)	Mr. Hutchison resigned as our secretary and treasurer on March 1, 2007.

Effective April 23, 2007, we entered into an Executive Employment Agreement with Mr. Mulacek pursuant to which he has agreed to serve as our chief executive officer for a term of one year. We have agreed to pay Mr. Mulacek an annual salary of $120,000 and he may be eligible to receive an annual bonus as determined by the board of directors based upon the performance of our company. We have also agreed to grant to Mr. Mulacek options to purchase 300,000 shares of our common stock at an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to the stock option plan to be adopted by the Company’s compensation committee.

Effective October 18, 2007, we entered into an executive employment agreement with Reginald Denny and appointed Mr. Denny as our chief financial officer. Under the terms of the executive employment agreement, Mr. Denny will receive an annual salary of $85,000, to be paid in accordance with our company’s usual payroll procedures. Pursuant to the executive employment agreement, Mr. Denny will also receive stock options to acquire up to 200,000 shares of our common stock at an exercise price of $1.70 per share, exercisable until October 18, 2012.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,500,000 shares of our common stock. As of December 12, 2007, there were 900,000 options outstanding that were issued under our 2007 Stock Option Plan.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Mulacek President, Secretary and Treasurer(1)	300,000	Nil	300,000	1.30	April 23, 2012	Nil	N/A	N/A	N/A
Reginald Denny(2) Chief Financial Officer	133,333	66,667	66,667	1.70	October 18, 2012	N/A	N/A	N/A	N/A

(1)	Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007.

(2)	Mr. Denny was appointed our chief financial officer on October 18, 2007.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended September 30, 2007.

We granted 300,000 stock options to Erich Hofer, a director of our company, exercisable at a price of $1.30 per share until April 25, 2012.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 12, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after December 12, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Pierre Mulacek 21 Waterway Avenue Suite 300 The Woodlands, TX 77381	487,500(2)	1.33%
Erich Hofer Grossackerstrasse 64 CH-8041 Zurich, Switzerland	1,300,000(3)	3.54%
Reginald Denny 257 Willow Ridge Road Fortworth, TX 76103	133,333(4)	.37%
Directors and Executive Officers as a Group	1,920,833(5)	5.17%

(1)

Based on 36,437,750 shares of common stock issued and outstanding as of December 12, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes options to acquire an aggregate of 300,000 shares of common stock exercisable within sixty days of December 12, 2007.

(3)	Includes options to acquire an aggregate of 300,000 shares of common stock exercisable within sixty days of December 12, 2007.

(4)	Includes options to acquire an aggregate of 133,333 shares of common stock exercisable within sixty days of December 12, 2007.

(5)	Includes options to acquire an aggregate of 733,333 shares of common stock exercisable within sixty days of December 12, 2007.

Equity Compensation Plan Information

This information can be found under Item 5 – "Market for Common Equity and Related Stockholder Matters."

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Other than as set forth herein, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Corporate Governance

We currently act with two directors, consisting of Pierre Mulacek and Erich Hofer. We have determined that Erich Hofer is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15).

We currently act with a standing audit committee and a compensation committee. We do not have a standing nominating committee or compensation committee but our entire board of directors acts as our nominating committee and compensation committee.

Audit Committee

Our audit committee consists of Erich Hofer. Mr. Hofer is a non-employee director of our company and is independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The audit committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters.

Compensation Committee

Our compensation committee consist of Erich Hofer. Mr. Hofer is a non-employee director of our company and is independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The compensation committee oversees our compensation and employee benefit plans, stock option plan and practices and produces a report on executive compensation.

Transactions with Independent Directors

Other than as set out below or disclosed under the heading “Certain Relationships and Related Transactions, and Director Independence”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended September 30, 2007 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Prospectus:

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

10.2	Oil and Gas Acquisition and Development Agreement dated July 24, 2006 between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.3	Option to Purchase and Royalty Agreement dated July 24, 2006, between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.4	Form of Subscription Agreement dated March 1, 2007 for non US persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.5	Form of Subscription Agreement dated March 1, 2007 for US Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.6	Consulting Agreement between Arkanova Energy Corp. and John Legg dated March 1, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.7	Form of Finders Fee Agreement dated March 1, 2007 for non U.S. persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.8	Form of Finders Fee Agreement dated March 1, 2007 for U.S. Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.9	Executive Employment Agreement dated April 23, 2007 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.10	Note Purchase Agreement (incorporated by reference from our Quarterly Report filed on Form 10-QSB on May 21, 2007)

10.11	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)

10.12	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)

10.13	Note Purchase Agreement dated June 15, 2007, between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)

10.14	Promissory Note dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)

10.15	Executive Employment Agreement dated October 18, 2007 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed October 19, 2007)

10.16	Form of Subscription Agreement for US residents (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)

10.17	Form of Subscription Agreement for non US residents (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)

10.18	Form of Placement Agency Agreement (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)

10.19	Form of Warrant Certificate (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)

21.1	Arkanova Development LLC (a Nevada Limited Liability Company)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*	Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our board of directors appointed Malone & Bailey, PC, of Houston, Texas as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Malone & Bailey, PC for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB and for the review of our Form 10-QSBs for the fiscal year ended September 30, 2007 were $37,500.

The aggregate fees billed by Cordovano & Honeck, LLP for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and for the review of our Form 10-QSBs for the fiscal year ended June 30, 2006, were $3,000.

Audit Related Fees

For the fiscal year ended September 30, 2007, the aggregate fees billed by Malone & Bailey, PC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which are not reported under the caption "Audit Fees" above, were $0.

For the fiscal year ended June 30, 2006, the aggregate fees billed by Cordovano & Honeck, LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which are not reported under the caption "Audit Fees" above, were $0.

Tax Fees

For the fiscal year ended September 30, 2007, the aggregate fees billed by Malone & Bailey, PC for tax compliance, tax advice and tax planning were $0.

For the fiscal year ended June 30, 2006, the aggregate fees billed by Cordovano & Honeck, LLP for tax compliance, tax advice and tax planning were $0.

All Other Fees

For the fiscal year ended September 30, 2007, the aggregate fees billed by Malone & Bailey, PC for other non-audit professional services, other than those services listed above, were $0.

For the fiscal year ended June 30, 2006, the aggregate fees billed by Cordovano & Honeck, LLP for other non-audit professional services, other than those services listed above, were $0.

The audit committee has pre-approved all services provided by our independent auditors, has considered the nature and amount of the fees billed by our auditors, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining our auditors independence. The process the audit committee follows in pre-approving audit and non-audit services to be provided by the auditor in order to ensure independence of the auditor is as follows:

(1)

Annual the auditor provides the audit committee with a list of the audit-related and non-audit services that are anticipated to be provided during the year for pre-approval. The audit committee reviews the services with the auditor and management considering whether the provision of the services is compatible with maintaining the auditor’s independence.

(2)	Upon pre-approval of the services on the initial list, management may engage the auditor for specific engagements that are within the definition of the pre-approved services.

(3)

The audit committee delegates approval authority to the Chair of the audit committee for requests for services not previously presented to the audit committee for pre-approval. Any services approved by the Chair are reported to the full audit committee at the next meeting.

(4)

A final detailed review of all public accounting services and fee amounts is performed by the audit committee prior to the audit opinion being issued at year end. At that time, the auditor provides the audit committee with the annual independence letter and the form and content of fees disclosure for the Company’s annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: December 21, 2007

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 21, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: December 21, 2007

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 21, 2007

/s/ Erich Hofer
By: Erich Hofer
Director
Dated: December 21, 2007