Form 10QSB
period 2007-12-31
Arkanova Energy Corp
filed 2008-02-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to _____

Commission File Number: 000-51612

ARKANOVA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 21 Waterway Avenue, The Woodlands, Texas 77380
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

As of February 7, 2008, there were 36,437,750 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2007	2007
ASSETS
Cash and cash equivalents	$769,832	$2,658,869
Prepaid expenses and other	346,985	70,133
Total current assets	1,116,817	2,729,002
Property and equipment	2,635	1,479
Oil and gas properties, unproven	13,673,000	10,443,202
Total assets	$14,792,452	$13,173,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,721,148	$43,073
Accrued liabilities	30,141	19,318
Due to related party	–	14,458
Total current liabilities	1,751,289	76,849
Contingencies and commitments (Note 7)
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares
authorized, 36,437,750 and 33,009,750 shares issued and
outstanding, respectively	36,438	33,010
Additional paid-in capital	14,791,881	12,164,947
Common stock subscribed	10,000	2,432,400
Deficit accumulated during the exploration stage	(1,797,156)	(1,533,523)
Total stockholders’ equity	13,041,163	13,096,834
Total liabilities and stockholders’ equity	$14,792,452	$13,173,683

See accompanying notes to consolidated financial statements

3

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

			June 16, 2006
	Three months	Three months	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007

Expenses
General and administrative expenses	$278,972	$44,966	$1,750,281
Net loss before other items	(278,972)	(44,966)	(1,750,281)
Other income (expenses)
Interest expense	–	(48,567)	(74,439)
Interest income	15,339	–	27,564
Net loss	$(263,633)	$(93,533)	$(1,797,156)
Loss per share – basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding	35,282,663	13,000,000

See accompanying notes to consolidated financial statements

4

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			June 16, 2006
	Three months	Three months	(Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007

Operating Activities
Net loss	$(263,633)	$(93,533)	$(1,797,156)
Adjustment to reconcile net loss to net cash used in
operating activities:
Amortization	–	–	134
Donated services	–	–	18,000
Loss on write-off of equipment	1,602	–	1,602
Stock-based compensation	62,194	–	1,067,392
Changes in operating assets and liabilities:
Prepaid expenses	(285,909)	4,240	(356,042)
Accounts payable and accrued liabilities	7,776	(85,912)	(13,666)
Accrued interest	–	48,567	–
Due to related parties	(14,458)	–	(6,500)
Net Cash Used in Operating Activities	(492,428)	(126,638)	(1,086,236)
Investing Activities
Cash acquired on recapitalization	–	–	250,373
Purchase of equipment	(2,758)	–	(4,371)
Oil and gas property expenditures	(1,539,619)	(1,246,302)	(11,904,163)
Net Cash Used in Investing Activities	(1,542,377)	(1,246,302)	(11,658,161)

Financing Activities
Proceeds from issuance of promissory notes	–	1,910,790	2,100,000
Repayment of notes	–	–	(1,100,000)
Proceeds from common stock subscribed	–	–	2,432,400
Proceeds from issuance of common stock, net	145,768	–	10,081,829
Net Cash Provided by Financing Activities	145,768	1,910,790	13,514,229
Net Change in Cash	(1,889,037)	537,850	769,832
Cash and cash equivalents – beginning of period	2,658,869	109,569	–
Cash and cash equivalents – end of period	$769,832	$647,419	$769,832

Supplemental Disclosures:
Interest paid	$–	$–	$61,120
Income taxes paid	$–	$–	$–

Noncash Financing and Investing Activities
Settlement of promissory notes by issuance of
common stock	$–	$–	$1,000,000
Accounts payable related to capital expenditures	$1,690,179	$–

See accompanying notes to consolidated financial statements

5

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from June 16, 2006 (inception) through December 31, 2007
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
Adjustment to number of common stock
issued and outstanding as a result of
the recapitalization of Arkanova
Acquisition Corp.
Arkanova Acquisition Corp.	(13,000,000)	(13,000)	13,000	–	–	–
Arkanova Energy Corporation	21,620,000	21,620	(21,620)	–	–	–
Fair value of shares issued in
connection with the
recapitalization of Arkanova
Acquisition Corp.	13,000,000	13,000	2,137,988	–	–	2,150,988
Proceeds from issuance of stock	5,593,750	5,594	4,469,406	–	–	4,475,000
Less proceeds received prior to merger	–	–	(2,250,000)	–	–	(2,250,000)
Less share issue costs	–	–	(441,029)	–	–	(441,029)
Stock issued for debt	1,250,000	1,250	998,750	–	–	1,000,000
Return and cancellation of stock	(10,000,000)	(10,000)	10,000	–	–	–
Proceeds from issuance of stock	1,546,000	1,546	1,235,254	(1,236,800)	–	–
Stock-based compensation	–	–	1,005,198	–	–	1,005,198
Common stock subscribed	–	–	–	3,669,200	–	3,669,200
Net loss for the year	–	–	–	–	(1,498,975)	(1,498,975)
Balance – September 30, 2007	33,009,750	33,010	12,164,947	2,432,400	(1,533,523)	13,096,834
Proceeds from issuance of stock	3,428,000	3,428	2,738,972	(2,422,400)	–	320,000
Less share issue costs	–	–	(174,232)	–	–	(174,232)
Stock-based compensation	–	–	62,194	–	–	62,194
Net loss for the period	–	–	–	–	(263,633)	(263,633)
Balance – December 31, 2007	36,437,750	$36,438	$14,791,881	$10,000	$(1,797,156)	$13,041,163

See accompanying notes to consolidated financial statements

6

Arkanova Energy Corporation

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Arkanova Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Arkanova’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Arkanova’s 2007 annual financial statements have been omitted.

NOTE 2: GOING CONCERN

Arkanova has been in the exploration stage since its formation in June 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Arkanova has incurred losses of $1,797,156 since inception. Management plans to raise additional capital through equity and/or debt financings. During the year ended September 30, 2007, Arkanova received subscriptions for a total of $3,669,200. Of this amount, 4,574,000 shares have been issued as at December 31, 2007, and the remaining shares are unissued. During the three month period ended December 31, 2007, Arkanova received additional subscriptions for a total of $320,000 and issued 400,000 shares on October 31, 2007. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OPTION AGREEMENTS ON MINERAL INTERESTS

Thunder Bay Option Agreement

On May 7, 2004, Arkanova entered into an option agreement to acquire a mineral claim located in the Thunder Bay Mining District, Ontario, Canada, subject to a four percent net smelter royalty. Under the terms of the Option Agreement, Arkanova was required to incur certain exploration expenditures by December 31, 2007. Arkanova did not meet the requirement to spend CDN$50,000 and the option expired.

NOTE 4: OIL AND GAS INTERESTS

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
Arkansas, US properties	Acquisition	Exploration	Value

December 31, 2007	$9,827,520	$3,845,480	$13,673,000
September 30, 2007	$9,827,520	$615,682	$10,443,202

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

(c)

On October 19, 2007, the Company announced that Arkanova Development LLC (“Development”), a wholly- owned subsidiary, spud the Griffin #1-33 test well on October 19, 2007 in Phillips County, Arkansas. Development is planning to drill to 8,000 feet and test the Fayetteville Shale as well as investigate other potential targets including the Batesville, Moorefield, Boone, Chattanooga and Penters Formations. Cores will be taken and evaluated.

NOTE 5: RELATED PARTY TRANSACTIONS

(a)

On April 23, 2007, Arkanova hired its chief executive officer for a term of one year. On April 23, 2007, this individual became our president. Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share for five years.

(b)

On October 18, 2007, the Company hired a chief financial officer. Arkanova agreed to pay an annual salary of $85,000 and has granted stock options to acquire up to 200,000 shares of common stock at an exercise price of $1.70 per share, exercisable until October 18, 2012.

NOTE 6: COMMON STOCK

Common stock sales

During the year ended September 30, 2007, Arkanova accepted stock subscriptions for 4,586,500 shares of common stock at $0.80 per share for proceeds of $3,669,200. Arkanova paid $193,232 in finder’s fees in connection with this offering. As of December 31, 2007, 4,574,000 shares had been issued. The total value remaining in common stock subscribed as of December 31, 2007 was $10,000.

On October 31, 2007, Arkanova sold 400,000 shares of common stock at $0.80 per share for proceeds of $320,000.

Share Purchase Warrants

As at December 31, 2007, there were 863,175 share purchase warrants outstanding to purchase shares of common stock at $1.00 per share, of which 568,750 warrants are exercisable between March 1, 2008 and March 1, 2010, and 294,425 warrants are exercisable between October 31, 2007 and October 31, 2012. These warrants were granted for finders fees in connection with the offering of common stock.

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

The weighted average grant date fair value of stock options granted during the three month period ended December 31, 2007 was $0.72. As at December 31, 2007, no stock options were exercised. During the three month period ended December 31, 2007, Arkanova recorded stock-based compensation of $62,194, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value
	Options	$		$
Outstanding, September 30, 2007	900,000	1.33
Granted	200,000	1.70
Outstanding, December 31, 2007	1,100,000	1.40	4.40	-
Exercisable, December 31, 2007	966,667	1.36	4.35	-

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three month
Ended
December 31,
2007
Expected dividend yield	0%
Expected volatility	60%
Expected life (in years)	3
Risk-free interest rate	3.98%

At December 31, 2007, there was $84,345 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan.

NOTE 7: COMMITMENTS

(a)

On June 29, 2006, Arkanova hired a geological consulting firm. During the three months ended December 31, 2007, Arkanova paid approximately $318,120, of which $30,000 is included in prepaid expenses as at December 31, 2007.

(b)

Arkanova agreed to pay a finder’s fee of $150,000 related to an oil and gas property purchase. During the year ended September 30, 2007, Arkanova paid $75,000. Arkanova must pay an additional $75,000 within 14 days of the completion by Arkanova of the acquisition of substantially all of the property.

(c)

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

NOTE 8: SUBSEQUENT EVENT

On January 16, 2008, Arkanova granted 100,000 warrants to purchase shares of common stock at $1.00 per share for services rendered, exercisable between January 16, 2008 and December 31, 2013.

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

Description of Business

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties as well as mineral properties. Prior to the closing of the Agreement and Plan of Merger, we held one property interest known as the Maun Lake Property, located in the Province of Ontario, Canada. Following the closing of the Agreement and Plan of Merger on March 1, 2007, and the resulting merger of Arkanova Energy, Inc. into Arkanova Acquisition Corp., we obtained property interests in oil and gas properties located in three counties in the State of Arkansas, United States. Management has determined that these property interests and the oil and gas industry in general, offer an opportunity for our company to maximize shareholder value. Management has determined not to pursue our interests in the Maun Lake Property. Management has decided to focus on the exploration and development of our property interests in the

Phillips and Monroe Counties, Arkansas. The first well, the DB Griffin #1-33, has been drilled to a total depth of 7,732 feet on November 29, 2007 and is being evaluated. It is our intent to re-enter and drill the Griffin 1-33 to the Devonian. This will probably occur after the current seismic plan is acquired and interpreted.

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

As of December 31, 2007, our company had cash and cash equivalents of $769,832 and working capital deficit of $634,472. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses For the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Operating Expenses
Drilling Costs	$6,000,000
Seismic Costs	$750,000
Employee and Consultant Compensation	$600,000
Professional Fees	$250,000
General and Administrative Expenses	$350,000
Total	$13,550,000

Exploration Costs

We estimate that our exploration costs on our property interests will be approximately $6,750,000 during the next twelve months, which will include drilling and, if warranted, completion costs for two vertical exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, we are required to commence drilling of our first well within six months, and are required to drill five additional wells within twenty-four months, of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of the additional wells which we plan to drill will be $10,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
April 25, 2008	Commence Seismic Program
May 15, 2008	Re-enter and deepen Griffin well in Arkansas
May 30, 2008	Close Financing
September 30, 2008	Commence drilling second well in Arkansas

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $600,000. As of February 7, 2008, Pierre Mulacek and Reginald Denny were our employees. We agreed to pay Mr. Mulacek an annual salary of $120,000 and Mr. Denny an annual salary of $85,000.

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

Capital Resources

As of December 31, 2007, we had $769,832 in cash and cash equivalents and working capital deficit of $634,472. Management believes that our company’s cash and cash equivalents and cash will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require $13,550,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Capital Expenditures

Other than as set out above, and as of February 14, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the near future.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of December 31, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made, we assess annually whether impairment has occurred, and include in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of December 31, 2007, all of our oil and gas properties were unproved and were excluded from amortization.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumption or other future performance suggested herein.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $1,797,156 as of December 31, 2007. To date, we have not generated any revenues from our operations.

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

Under the terms of our Acquisition and Development Agreement, as modified by an agreement dated May 21, 2007, we will have to pay an additional $7,250,000 to acquire the remainder of the acreage which we have committed to acquire, unless we elect to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we are required to commence drilling our first well within six months, and are required to drill five additional wells within 24 months, from the date upon which Arkanova Delaware makes the last of the lease bonus payments as required in the agreement. We expect that the total cost of these wells, together with a seismic program, will require approximately $7,000,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so.

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

As of December 31, 2007, the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is also our secretary and treasurer) and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We closed a private placement consisting of an aggregate of 4,966,500 shares of our common stock at a price of US$0.80 per share for aggregate proceeds of $3,973,200, 3,428,000 of which were issued on October 31, 2007 and 1,538,500 of which were issued on August 21, 2007.

Of the 4,966,500 shares of our common stock: (i) we issued 4,591,500 shares pursuant to the exemption from registration under the United States Securities Act of 1933 provided by Section 4(2), Section 4(6) and/or Rule 506 of Regulation D promulgated under the 1933 Act to 77 investors who were “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) of Regulation D promulgated under the 1933 Act; and (ii) we issued 375,000 shares to one (1) non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on

Regulation S and/or Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities.

On October 31, 2007, we issued 292,425 share purchase warrants to three finders. Each warrant entitles the finder to purchase one share of common stock of our company at an exercise price of $1.00 per warrant share for a period of five years; provided, however, if there is no effective registration statement registering the resale of the warrant shares at any time after one year from the date of issuance of these warrants, the warrants may be exercised on a cashless basis. The warrants were issued to three persons who were “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) of Regulation D promulgated under the 1933 Act.

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
Pierre Mulacek, Chief Executive Officer,
President, Secretary, Treasurer & Director
(Principal Executive Officer)
Date: February 14, 2008

By:	/s/ Reginald Denny
Reginald Denny, Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)
Date: February 14, 2008