Form 10QSB
period 2008-03-31
Arkanova Energy Corp
filed 2008-05-15
CIK 1191359

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to _____

Commission File Number: 000-51612

ARKANOVA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)
[Missing Graphic Reference]

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

As of May 9, 2008, there were 36,450,250 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): [  ] YES   [X] NO

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	March 31, 2008	September 30, 2007
ASSETS

Cash and cash equivalents	$12,923	$2,658,869
Prepaid expenses and other	76,807	70,133
Deferred financing costs (Note 6)	43,521	–

Total current assets	133,251	2,729,002

Property and equipment	2,406	1,479
Oil and gas properties, unproven (Note 4)	13,887,065	10,443,202

Total assets	$14,022,722	$13,173,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$645,066	$43,073
Accrued liabilities	15,099	19,318
Due to related party	–	14,458
Debenture payable, less unamortized discount of $82,651 (Note 6)	417,349	–

Total current liabilities	1,077,514	76,849

Contingencies and commitments (Note 7)

Stockholders’ Equity

Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 36,450,250 and 33,009,750 shares issued and outstanding, respectively	36,450	33,010
Additional paid-in capital	14,968,703	12,164,947
Common stock subscribed	–	2,432,400
Deficit accumulated during the exploration stage	(2,059,945)	(1,533,523)

Total stockholders’ equity	12,945,208	13,096,834

Total liabilities and stockholders’ equity	$14,022,722	$13,173,683

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three months Ended March 31, 2008	Three months Ended March 31, 2007	Six months Ended March 31, 2008	Six months Ended March 31, 2007	June 16, 2006 (Inception) through March 31, 2008

Expenses

General and administrative expenses	$259,309	$51,527	$538,281	$131,041	$2,009,590

Net loss before other items	(259,309)	(51,527)	(538,281)	(131,041)	(2,009,590)

Other income (expenses)

Interest expense	(4,591)	(9,104)	(4,591)	(57,671)	(79,030)
Interest income	1,111	–	16,450	–	28,675

Net loss	$(262,789)	$(60,631)	$(526,422)	$(188,712)	$(2,059,945)

Loss per share – basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	36,443,000	33,391,000	35,860,000	34,317,000

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Six months Ended March 31, 2008	Six months Ended March 31, 2007	June 16, 2006 (Inception) through March 31, 2008

Operating Activities

Net loss	$(526,422)	$(188,712)	$(2,059,945)

Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation	218	–	352
Donated services	–	–	18,000
Amortization of discount on debenture	2,810	–	2,810
Loss on write-off of equipment	1,613	–	1,613
Stock-based compensation	143,567	–	1,148,765

Changes in operating assets and liabilities:

Prepaid expenses	(24,690)	3,195	(94,823)
Accounts payable and accrued liabilities	297,257	(19,519)	(318,699)
Accrued interest	1,781	–	1,781
Due to related parties	(14,458)	–	(6,500)

Net Cash Used in Operating Activities	(712,838)	(205,036)	(1,306,646)

Investing Activities

Cash acquired on recapitalization	–	250,373	250,373
Purchase of equipment	(2,758)	–	(4,371)
Oil and gas property expenditures	(2,532,597)	(1,344,292)	(12,897,141)

Net Cash Used in Investing Activities	(2,535,355)	(1,093,919)	(12,651,139)

Financing Activities

Proceeds from issuance of promissory notes	–	–	2,100,000
Repayment of notes	–	(500,000)	(1,100,000)
Proceeds from common stock subscribed	–	–	2,432,400
Proceeds from issuance of common stock, net	145,768	3,574,261	10,081,829
Proceeds from issuance of debenture	500,000	–	500,000
Deferred financing costs	(43,521)	–	(43,521)

Net Cash Provided by Financing Activities	602,247	3,074,261	13,970,708

Net Change in Cash	(2,645,946)	1,775,306	12,923

Cash and cash equivalents – beginning of period	2,658,869	109,569	–

Cash and cash equivalents – end of period	$12,923	$1,884,875	$12,923

Supplemental Disclosures:

Interest paid	$–	$44,353
Income taxes paid	$–	$–	$–

Noncash Financing and Investing Activities
Settlement of promissory notes by issuance of common stock	–	$1,000,000
Discount on debenture	85,461
Accounts payable related to capital expenditures	$893,250	$–

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from June 16, 2006 (inception) through March 31, 2008
(unaudited)

					Deficit
					Accumulated
	Common Stock		Additional	Common	During the
		Par	Paid-in	Stock	Exploration
	Shares	Value	Capital	Subscribed	Stage	Totals

Balances at June 16, 2006	–	$–	$–	$–	$–	$–

Proceeds from issuance of stock	13,000,000	13,000	4,990,000	–	–	5,003,000

Donated services	–	–	18,000	–	–	18,000

Net loss for the period	–	–	–	–	(34,548)	(34,548)

Balance at September 30, 2006	13,000,000	13,000	5,008,000	–	(34,548)	4,986,452

Adjustment to number of common stock issued and outstanding as a result of the recapitalization of Arkanova Acquisition Corp.

Arkanova Acquisition Corp.	(13,000,000)	(13,000)	13,000	–	–	–

Arkanova Energy Corporation	21,620,000	21,620	(21,620)	–	–	–

Fair value of shares issued in connection with the recapitalization of Arkanova Acquisition Corp.	13,000,000	13,000	2,137,988	–	–	2,150,988

Proceeds from issuance of stock	5,593,750	5,594	4,469,406	–	–	4,475,000

Less proceeds received prior to merger	–	–	(2,250,000)	–	–	(2,250,000)

Less share issue costs	–	–	(441,029)	–	–	(441,029)

Stock issued for debt	1,250,000	1,250	998,750	–	–	1,000,000

Return and cancellation of stock	(10,000,000)	(10,000)	10,000	–	–	–

Proceeds from issuance of stock	1,546,000	1,546	1,235,254	(1,236,800)	–	–

Stock-based compensation	–	–	1,005,198	–	–	1,005,198

Common stock subscribed	–	–	–	3,669,200	–	3,669,200

Net loss for the year	–	–	–	–	(1,498,975)	(1,498,975)

Balance – September 30, 2007	33,009,750	33,010	12,164,947	2,432,400	(1,533,523)	13,096,834

Proceeds from issuance of stock	3,440,500	3,440	2,748,960	(2,432,400)	–	320,000

Less share issue costs	–	–	(174,232)	–	–	(174,232)

Stock-based compensation	–	–	143,567	–	–	143,567

Discount on debenture issued	–	–	85,461	–	–	85,461

Net loss for the period	–	–	–	–	(526,422)	(526,422)

Balance – March 31, 2008	36,450,250	$36,450	$14,968,703	$–	$(2,059,945)	$12,945,208

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Arkanova Energy Corporation have been prepared in accordance with accounting principles generally accepted in the United Sates of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Arkanova’s audited 2007 annual financial statements and notes thereto filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Arkanova’s 2007 annual financial statements have been omitted.

NOTE 2: GOING CONCERN

Arkanova has been in the exploration stage since its formation in June 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Arkanova has incurred losses of $2,059,945 since inception.  Management plans to raise additional capital through equity and/or debt financings. During the year ended September 30, 2007, Arkanova received subscriptions for a total of $3,669,200.  Of this amount, 4,586,500 shares have been issued as at March 31, 2008. During the six month period ended March 31, 2008, Arkanova received additional subscriptions for a total of $320,000 and issued 400,000 shares on October 31, 2007.  These issues raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

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

NOTE 4: OIL AND GAS INTERESTS

The total costs incurred and excluded from amortization are summarized as follows:

Arkansas and Colorado, US properties	Acquisition	Exploration	Total Net Carrying Value

March 31, 2008	$9,921,020	$3,966,045	$13,887,065

September 30, 2007	$9,827,520	$615,682	$10,443,202

All of Arkanova’s oil and gas properties are unproven and are located in the United States. Arkanova is currently participating in oil and gas exploration activities in Arkansas and Colorado.

(a)
On July 24, 2006, Arkanova agreed to purchase an 82.5% net revenue interest in approximately 50,000 gross acres of prospective oil and gas leases located in Phillips and Monroe Counties, Arkansas in incremental portions not to exceed 8,250 acres over a six month period. Arkanova is paying acquisition costs of $300 per acre. Arkanova is required to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by Arkanova of the last of the oil and gas leases. After Arkanova has purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving Arkanova an 85% net revenue interest.  During the year ended September 30, 2007, Arkanova paid $9,398,205 for six oil and gas leases.  Arkanova agreed to pay a finder’s fee of $150,000, of which $75,000 paid. On May 21, 2007 Arkanova entered into an agreement where it could, at its option, after the next payment of $1,000,000 the company may issue shares of its common stock at a price of $1.25 per share to the exercise of the option.

NOTE 4: OIL AND GAS INTERESTS (CONTINUED)

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

(c)
On October 19, 2007, the Company announced that Arkanova Development LLC (“Development”), a wholly-owned subsidiary, spuded the Griffin #1-33 test well on October 19, 2007 in Phillips County, Arkansas.   Development is planning to drill to 8,000 feet and test the Fayetteville Shale as well as investigate other potential targets including the Batesville, Moorefield, Boone, Chattanooga and Penters Formations. Core samples have been taken and evaluated. We anticipate the re-entry of the Griffin #1-33 and drilling further than the 7,732 feet already drilled unless seismic surveys determine better alternatives.

(d)
On February 15, 2008, Arkanova Acquisition Corporation, a subsidiary of Arkanova Energy Corporation (“Arkanova”) leased a total of 1,320 gross mineral acres in Delores County, Colorado for an aggregate price of $93,500.  The initial term of the leases is for seven years, and continues thereafter so long as oil or gas is being produced from the leases areas in paying quantities.  Arkanova will have a 100 percent working interest in the property and an approximate combined net royalty of 83.25 percent.  In connection with the acquisition of the lease the Company agreed to pay a third-party a 3.5 percent overriding royalty on 220 net mineral acres leased therefrom.

NOTE 5: RELATED PARTY TRANSACTIONS

(a)
On April 23, 2007, Arkanova hired its chief executive officer and president.  Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share for five years.

(b)
On October 18, 2007, the Company hired a chief financial officer. Arkanova agreed to pay an annual salary of $85,000 and has granted stock options to acquire up to 200,000 shares of common stock at an exercise price of $1.70 per share, exercisable until October 18, 2012.

NOTE 6: DEBENTURE

On March 19, 2008, Arkanova received $500,000 in exchange for a debenture and a warrant to purchase 250,000 shares of Arkanova’s common stock at a price of $0.65 per share for a period of five years.  The debenture bears interest at a rate of 10% per annum and is due and payable on the earlier of (i) one year from the issuance date, (ii) upon a change of control of Arkanova, or (iii) upon closing of a subsequent financing or series of financings with gross proceeds of $1,000,000 received by Arkanova.  If Arkanova defaults on the debenture, the debenture becomes convertible at the option of the holder into shares of Arkanova’s common stock at a conversion price of $0.25 per share.  Arkanova also incurred and deferred debt issue costs of $45,000 in connection with the sale of the debenture and the warrant.  During the six month period ended March 31, 2008, Arkanova recognized $1,479 of debt issue costs and the remaining $43,521 will be charged to operations over the life of the debenture.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, Arkanova has allocated the proceeds of issuance between the debenture and the warrant based on their relative fair values. Accordingly, Arkanova recognized $85,461 as additional paid-in capital and an equivalent discount which will be expensed over the term of the debenture. During the six months ended March 31, 2008, the Company recorded accretion of $2,810, increasing the carrying value of the debenture to $417,349. The carrying value of the debenture will be accreted to the face value of $500,000 to maturity.

NOTE 7: COMMON STOCK

Common stock sales

During the year ended September 30, 2007, Arkanova accepted stock subscriptions for 4,586,500 shares of common stock at $0.80 per share for proceeds of $3,669,200. Arkanova paid $172,434 in finder’s fees in connection with this offering. As of March 31, 2008, 4,586,500 shares had been issued.

On October 31, 2007, Arkanova sold 400,000 shares of common stock at $0.80 per share for proceeds of $320,000.

NOTE 7: COMMON STOCK (CONTINUED)

Share Purchase Warrants

As at March 31, 2008, there were 963,175 share purchase warrants outstanding to purchase shares of common stock at $1.00 per share, of which 568,750 warrants are exercisable between March 1, 2008 and March 1, 2010, 294,425 warrants are exercisable between October 31, 2007 and October 31, 2012, and 100,000 warrants are exercisable between January 16, 2008 and December 31, 2010.  Of the 963,175 share purchase warrants outstanding, 863,175 warrants were granted for finders fees in connection with the offering of common stock and 100,000 warrants were granted for consulting services rendered during the six month period ended March 31, 2008.

The warrants granted for consulting had a fair value of $40,308 using the Black-Scholes model. The warrants vested immediately and the $40,308 was recognized as consulting expense during the quarter. The inputs in the Black-Scholes model were an expected term of 2.5 years, expected volatility of 57%, expected dividend yield of 0%, and a risk-free interest rate of 2.55%.

As at March 31, 2008, there was 1 share purchase warrant outstanding to purchase 250,000 shares of common stock at $0.65 per share.  These warrants were granted with the sale of a $500,000 debenture. Refer to Note 6.

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

The weighted average grant date fair value of stock options granted during the six month period ended March 31, 2008 was $0.69.  As at March 31, 2008, no stock options were exercised.  During the six month period ended March 31, 2008, Arkanova recorded stock-based compensation of $103,260, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $

Outstanding, September 30, 2007	900,000	1.33

Granted	280,000	1.66

Outstanding, March 31, 2008	1,180,000	1.41	4.19	

Exercisable, March 31, 2008	993,333	1.36	4.11	

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six month ended March 31, 2008

Expected dividend yield	0%
Expected volatility	58%
Expected life (in years)	3
Risk-free interest rate	3.95%

A summary of the status of the Company’s non-vested stock options as of March 31, 2008, and changes during the six month period ended March 31, 2008, is presented below:

Non-vested options	Number of options	Weighted Average Grant Date Fair Value
		$

Non-vested at October 1, 2007		

Granted	280,000	0.69
Vested	(93,333)	0.69

Non-vested at March 31, 2008	186,667	0.69

At March 31, 2008, there was $91,209 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.6 years.

NOTE 8: COMMITMENTS

(a)	On June 29, 2006, Arkanova hired a geological consulting firm and paid a deposit of $30,000 which is included in prepaid expenses as at March 31, 2008.

(b)
Arkanova agreed to pay a finder’s fee of $150,000 related to an oil and gas property purchase.  During the year ended September 30, 2007, Arkanova paid $75,000.  Arkanova must pay an additional $75,000 within 14 days of the completion by Arkanova of the acquisition of substantially all of the property.

(c)
On April 23, 2007, Arkanova entered into an Executive Employment Agreement with its Chief Executive Officer.  Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share.  On October 15, 2007, this individual became the President of the Company.

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

Description of Business

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties as well as mineral properties.  Prior to the closing of the Agreement and Plan of Merger, we held one property interest known as the Maun Lake Property, located in the Province of Ontario, Canada.  We elected not to incur additional exploration expenditures on the property prior to December 31, 2007 and, as a result, the option on the Maun Lake Property expired.  Following the closing of the Agreement and Plan of Merger on March 1, 2007, and the resulting merger of Arkanova Energy, Inc. into Arkanova Acquisition Corp., we obtained property interests in oil and gas properties located in three counties in the State of Arkansas, United States.  In January 2008, we acquired 1320 acres of fee mineral leases in Lone Mesa State Park, Colorado. A well on the property drilled in 1981 had intervals that contained significant gas shows was plugged and abandoned due to the economics of the time. In phase 1, we plan to re-enter the well in 2008 and if it proves commercial due to the economics of today, we plan to explore and develop the mineral leases that lie under the Lone Mesa State Park by means of horizontal drilling. In phase 2, plans could include another pad site in the Lone Mesa State Park to do more multi well horizontal drilling.

Management has determined not to pursue our interests in the Maun Lake Property. Management has decided to focus on the exploration and development of our property interests in the Phillips and Monroe Counties, Arkansas and Lone Mesa State Park in Colorado.  The first well, the DB Griffin #1-33, has been drilled to a total depth of 7,732 feet on November 29, 2007 and has been evaluated. It is our intent to re-enter and drill the Griffin 1-33 to the Devonian. This will probably occur in 2008.

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

As of March 31, 2008, our company had cash and cash equivalents of $12,923 and working capital deficit of $944,263.  We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Operating Expenses
Drilling Costs	$5,000,000
Seismic Costs	$1,250,000
Employee and Consultant Compensation	$600,000
Professional Fees	$250,000
General and Administrative Expenses	$250,000
Total	$12,950,000

Lease Acquisition Costs

We have recorded 31,258 oil & gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we are acquiring. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage.

Drilling and Seismic Costs

We estimate that our exploration costs on our property interests will be approximately $6,250,000 during the next twelve months, which will include drilling and, if warranted, completion costs for two vertical exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, we are required to commence drilling of our first well within six months, and are required to drill five additional wells within twenty-four months of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $5,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component.  We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
July 31, 2008	Close Anticipated Financing

Dec 15, 2008	Re-enter and deepen Griffin well in Arkansas
Sept 1, 2008	Commence Seismic Program

March 31, 2009	Commence drilling 2nd well in Arkansas

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $600,000.  As of March 31, 2008, Pierre Mulacek and Reginald Denny were our employees.  We agreed to pay Mr. Mulacek an annual salary of $120,000 and Mr. Denny an annual salary of $85,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next twelve months to be approximately $250,000.

General and Administrative Expenses

We anticipate spending $250,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Liquidity and Capital Resources

Our company’s principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Capital Resources

As of March 31, 2008, we had $12,923 in cash and cash equivalents and working capital deficit of $944,263.  Management believes that our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $10,000,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.  The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

On March 19, 2008, we completed the sale of a $500,000 debenture to the John Thomas Bridge & Opportunity Fund.  The debenture bears interest at a rate of 10% per annum and is due and payable on the earlier of (i) one year from the issuance date, (ii) upon a change of control of our company, or (iii) upon closing of a subsequent financing or series of financings with gross proceeds of $1,000,000 received by our company.  Upon any event of default, the debenture is convertible at the option of the holder into shares of our common stock at a conversion price of $0.25 per share, subject to adjustment for lower priced securities issuances.  We also issued the investor a warrant to purchase 250,000 shares of our common stock at a price of $0.65 per share, exercisable for a period of five years.  The exercise price of the warrant is adjustable in the event of lower priced securities issuances.  We paid a fee of $45,000 in connection with the sale of the debenture and the warrant.

In late April 2008, we received a letter from one of our former directors enclosing a document entitled “Covenant” that purports to grant to the former director anti-dilution rights with respect to the shares of common stock that he owns. In his letter, the former director asserted that the debenture sale to John Thomas Bridge & Opportunity Fund triggered his anti-dilution rights. After investigation, our management discovered that similar “Covenant” documents were prepared for, but to our knowledge not delivered to, approximately 17 other shareholders of the Company. Our current officers and directors, one of whom is one of the 17 shareholders who were supposed to receive the “Covenant” document, were not aware that these “Covenant” documents existed until receipt of the letter. After consultation with the Company’s legal counsel, we believe that these so-called “Covenants” are neither valid nor enforceable, and our management would vigorously contest any attempt to seek their enforcement.

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

Capital Expenditures

Other than as set out below, and as of  March 31, 2008, our company did not have any material commitments for capital expenditures.

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

On January 18, 2008, our company acquired 1,320 acres of fee mineral leases for $93,500 that lie beneath the Lone Mesa State Park in Colorado that has a previously drilled well that we plan to re-enter in 2008, to evaluate commercial production possibilities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

SIGNIFICANT ACCOUNTING POLICIES

Refer to the 10KSB filed with the SEC on December 21, 2007.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,059,945 as of March 31, 2008.  To date, we have not generated any revenues from our operations.

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

Our ability to produce and market natural gas and oil is affected and also may be harmed by:

•	the lack of pipeline transmission facilities or carrying capacity;

•	government regulation of natural gas and oil production;

•	government transportation, tax and energy policies;

•	changes in supply and demand; and

•	general economic conditions.

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

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

•	the success of our Arkansas and Colorado projects;

•	success in locating and producing reserves; and

•	prices of natural gas and oil.

Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders. Additional debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on our operations.

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

Our properties in Arkansas and Colorado and/or future properties might not produce, and we might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Arkansas and Colorado in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

We are subject to ongoing obligations under our Acquisition and Development Agreement.

Under the terms of our Acquisition and Development Agreement, as modified by an agreement dated May 21, 2007, we will have to pay an additional $7,250,000 to acquire the remainder of the acreage which we have committed to acquire, unless we elect to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we are  required to drill five additional wells within 24 months, from the date upon which Arkanova Delaware makes the last of the lease bonus payments as required in the agreement. We expect that the total cost of these wells, together with a seismic program, will require approximately $10,000,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so.

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

If drilling activity increases in eastern Arkansas, Colorado or the southern United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

The geographic concentration of all of our other properties in eastern Arkansas and Colorado subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in Phillips, Monroe and Deshea Counties, Arkansas and Lone Mesa State Park, Colorado, means that our properties could be affected by the same event should the region experience:

•	severe weather;

•	delays or decreases in production, the availability of equipment, facilities or services;

•	delays or decreases in the availability of capacity to transport, gather or process production; or

•	changes in the regulatory environment.

The oil and gas exploration and production industry historically is a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

•	weather conditions in the United States and wherever our property interests are located;

•	economic conditions, including demand for petroleum-based products, in the United States wherever our property interests are located;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the price of foreign imports of oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the availability of alternate fuel sources.

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

The success of our business is dependent upon the efforts of various third parties that we do not control. At least at the present, we do not plan to serve as the operator for our projects. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;

•	the operator’s expertise and financial resources;

•	approval of other participants in drilling wells;

•	selection of technology;

•	the rate of production of the reserves; and

•	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

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

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forego the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

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

As of March 31, 2008, the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and chief executive officer (who is also our secretary and treasurer) and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 16, 2008, we granted 100,000 warrants to purchase shares of common stock at $1.00 per share for services rendered, exercisable between January 16, 2008 and December 31, 2013.  The warrants were issued to persons who were “accredited investors” within the respective meanings ascribed to that term in Rule 501(a) of Regulation D promulgated under the 1933 Act.

On March 19, 2008, we issued a 10% Debenture to John Thomas Bridge & Opportunity Fund in the principal amount of $500,000 payable by March 19, 2009 at the accrued interest rate of 10% per annum. Associated with the Debenture is the issuance of one warrant to purchase 250,000 shares of our common stock at an exercise price of $0.65 per share. The Debenture was issued to one investor who was an “accredited investor” within the respective meanings ascribed to that term in Rule 501(a) of Regulation D promulgated under the 1933 Act.

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

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

(4)	Instrument Defining the Rights of Holders

4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

(10)	Material Contracts

10.1
Option to Purchase and Royalty Agreement between Alton Ventures, Inc. and Richard T. Heard of Vancouver, B.C., dated May 7, 2004 to acquire a 100% interest in the Maun Lake Property, Thunder Bay Mining Division, Ontario (incorporated by reference from our Registration Statement on Form SB- 2 filed on August 19, 2004)

10.2	Oil and Gas Acquisition and Development Agreement dated July 24, 2006 between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.3	Option to Purchase and Royalty Agreement dated July 24, 2006, between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.4	Form of Subscription Agreement dated March 1, 2007 for non US persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.5	Form of Subscription Agreement dated March 1, 2007 for US Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.6	Consulting Agreement between Arkanova Energy Corp. and John Legg dated March 1, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.7	Form of Finders Fee Agreement dated March 1, 2007 for non U.S. persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.8	Form of Finders Fee Agreement dated March 1, 2007 for U.S. Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.9	Executive Employment Agreement dated April 23, 2007 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.10	Note Purchase Agreement (incorporated by reference from our Quarterly Report filed on Form 10-QSB on May 21, 2007)

10.11	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)

10.12	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)

10.13	Note Purchase Agreement dated June 15, 2007, between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)

10.14	Promissory Note dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)

10.15	Executive Employment Agreement dated October 18, 2007 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed October 19, 2007)

10.16	Form of Subscription Agreement for US residents (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)

10.17	Form of Subscription Agreement for non US residents (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)

10.18	Form of Placement Agency Agreement (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)

10.19	Form of Warrant Certificate (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)

10.20	Purchase Agreement dated March 19, 2008 with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

10.21	Warrant Certificate with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

(21)	Subsidiaries

21.1	Arkanova Development LLC (a Nevada Limited Liability Company)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*  Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

By:	/s/ Pierre Mulacek
Pierre Mulacek, Chief Executive Officer, President, Secretary,
Treasurer & Director (Principal Executive Officer)
Date: May 15, 2008

By:	/s/ Reginald Denny
Reginald Denny, Chief Financial Officer, (Principal Financial
Officer and Principal Accounting Officer)
Date: May 15, 2008