Form 10QSB
period 2008-06-30
Arkanova Energy Corp
filed 2008-08-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 1, 2008, there were 36,450,250 shares of the issuer’s common stock and outstanding, par value $0.001.

Transitional Small Business Disclosure Format (check one): [ ] YES [X] NO

PART I - FINANCIAL INFORMATION
Arkanova Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2008	2007
ASSETS
Cash and cash equivalents	$–	$2,658,869
Prepaid expenses and other	61,535	70,133
Deferred financing costs (Note 6)	32,301	–
Total current assets	93,836	2,729,002
Property and equipment	2,177	1,479
Oil and gas properties, unproven (Note 4)	13,920,100	10,443,202
Total assets	$14,016,113	$13,173,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$191,434	$43,073
Accrued liabilities	36,441	19,318
Bank indebtedness	30,429	–
Due to related party	–	14,458
Debenture payable, less unamortized discount of $61,344 (Note 6)	438,656	–
Notes payable (Note 7)	600,000	–
Total current liabilities	1,296,960	76,849
Contingencies and commitments (Note 9)
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
36,450,250 shares issued and outstanding
(September 30, 2007 – 33,009,750 shares)	36,450	33,010
Additional paid-in capital	15,352,864	12,164,947
Common stock subscribed	–	2,432,400
Deficit accumulated during the exploration stage	(2,670,161)	(1,533,523)
Total stockholders’ equity	12,719,153	13,096,834
Total liabilities and stockholders’ equity	$14,016,113	$13,173,683

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

					June 16, 2006
	Three months	Three months	Nine months	Nine months	(Inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Expenses
General and administrative expenses	$554,932	$1,179,686	$1,093,213	$1,310,727	$2,564,522
Net loss before other items	(554,932)	(1,179,686)	(1,093,213)	(1,310,727)	(2,564,522)
Other income (expenses)
Interest expense	(55,348)	(2,466)	(59,939)	(60,137)	(134,378)
Interest income	64	–	16,514	–	28,739
Net loss	$(610,216)	$(1,182,152)	$(1,136,638)	$(1,370,864)	$(2,670,161)
Loss per share – basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.05)
Weighted average common shares outstanding	36,450,000	31,227,000	36,056,000	27,531,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			June 16, 2006
	Nine months	Nine months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008

Operating Activities

Net loss	$(1,136,638)	$(1,370,864)	$(2,670,161)
Adjustment to reconcile net loss to net cash used in
operating activities:
Amortization	447	–	581
Donated services	–	–	18,000
Amortization of discount on debenture	24,117	–	24,117
Amortization of deferred financing costs	12,699	–	12,699
Loss on write-off of equipment	1,613	–	1,613
Stock-based compensation	527,728	1,053,762	1,532,926
Changes in operating assets and liabilities:
Prepaid expenses	(18,376)	(257)	(88,509)
Accounts payable and accrued liabilities	11,587	32,585	(9,855)
Due to related parties	(14,458)	–	(6,500)

Net Cash Used in Operating Activities	(591,281)	(284,774)	(1,185,089)

Investing Activities
Cash acquired on recapitalization	–	283,295	250,373
Purchase of equipment	(2,758)	–	(4,371)
Oil and gas property expenditures	(3,265,598)	(3,900,755)	(13,630,142)
Net Cash Used in Investing Activities	(3,268,356)	(3,617,460)	(13,384,140)

Financing Activities
Proceeds from issuance of promissory notes	600,000	600,000	2,700,000
Repayment of notes	–	(500,000)	(1,100,000)
Proceeds from common stock subscribed	–	150,000	2,432,400
Proceeds from issuance of common stock, net	145,768	3,682,339	10,081,829
Proceeds from issuance of debenture	500,000	–	500,000
Deferred financing costs	(45,000)	–	(45,000)
Net Cash Provided by Financing Activities	1,200,768	3,932,339	14,569,229
Net Change in Cash	(2,658,869)	30,105	–
Cash and cash equivalents – beginning of period	2,658,869	109,569	–

Cash and cash equivalents – end of period	$–	$139,674	$–

Supplemental Disclosures:

Interest paid	$–	$44,353	$61,120
Income taxes paid	$–	$–	$–

Noncash Financing and Investing Activities
Settlement of promissory notes by issuance of
common stock	$–	$1,000,000
Discount on debenture	$85,461	$–
Accounts payable related to capital expenditures	$184,326	$–

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation

(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from June 16, 2006 (inception) through June 30, 2008
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
Adjustment to number of common stock
issued and outstanding as a result of
the recapitalization of Arkanova
Acquisition Corp.
Arkanova Acquisition Corp.	(13,000,000)	(13,000)	13,000	–	–	–
Arkanova Energy Corporation	21,620,000	21,620	(21,620)	–	–	–
Fair value of shares issued in
connection with the recapitalization
of Arkanova Acquisition Corp.	13,000,000	13,000	2,137,988	–	–	2,150,988
Proceeds from issuance of stock	5,593,750	5,594	4,469,406	–	–	4,475,000
Less proceeds received prior to merger	–	–	(2,250,000)	–	–	(2,250,000)
Less share issue costs	–	–	(441,029)	–	–	(441,029)
Stock issued for debt	1,250,000	1,250	998,750	–	–	1,000,000
Return and cancellation of stock	(10,000,000)	(10,000)	10,000	–	–	–
Proceeds from issuance of stock	1,546,000	1,546	1,235,254	(1,236,800)	–	–
Stock-based compensation	–	–	1,005,198	–	–	1,005,198
Common stock subscribed	–	–	–	3,669,200	–	3,669,200
Net loss for the year	–	–	–	–	(1,498,975)	(1,498,975)
Balance – September 30, 2007	33,009,750	33,010	12,164,947	2,432,400	(1,533,523)	13,096,834
Proceeds from issuance of stock	3,440,500	3,440	2,748,960	(2,432,400)	–	320,000
Less share issue costs	–	–	(174,232)	–	–	(174,232)
Stock-based compensation	–	–	527,728	–	–	527,728
Discount on debenture issued	–	–	85,461	–	–	85,461
Net loss for the period	–	–	–	–	(1,136,638)	(1,136,638)
Balance – June 30, 2008	36,450,250	$36,450	$15,352,864	$–	$(2,670,161)	$12,719,153

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

NOTE 2: GOING CONCERN

Arkanova has been in the exploration stage since its formation in June 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Arkanova has incurred losses of $2,670,161 since inception. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

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

NOTE 4: OIL AND GAS INTERESTS

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
Arkansas and Colorado, US properties	Acquisition	Exploration	Value

June 30, 2008	$9,921,020	$3,999,080	$13,920,100
September 30, 2007	$9,827,520	$615,682	$10,443,202

All of Arkanova’s oil and gas properties are unproven and are located in the United States. Arkanova is currently participating in oil and gas exploration activities in Arkansas and Colorado.

(a)

On July 24, 2006, Arkanova agreed to purchase an 82.5% net revenue interest in approximately 50,000 gross acres of prospective oil and gas leases located in Phillips and Monroe Counties, Arkansas in incremental portions not to exceed 8,250 acres over a six month period. Arkanova is paying acquisition costs of $300 per acre. Arkanova is required to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by Arkanova of the last of the oil and gas leases. After Arkanova has purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving Arkanova an 85% net revenue interest. During the year ended September 30, 2007, Arkanova paid $9,398,205 for six oil and gas leases. Arkanova agreed to pay a finder’s fee of $150,000, of which $75,000 was paid. On May 21, 2007 Arkanova entered into an agreement where it could, at its option, after the next payment of $1,000,000 (paid) issue shares of its common stock at a price of $1.25 per share to exercise the option.

Arkanova Energy Corporation

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 4: OIL AND GAS INTERESTS (CONTINUED)

(b)

On July 24, 2006, Arkanova purchased an option to acquire approximately 15,000 gross acres in prospective oil and gas leases located in Desha County, Arkansas for $375,000. Arkanova can acquire the leases for an additional $275 per net mineral acre acquired. On May 21, 2007 Arkanova entered into an agreement where it could, at its option, issue shares of its common stock at a price of $1.25 per share to exercise the option.

(c)

On October 19, 2007, the Company announced that Arkanova Development LLC (“Development”), a wholly- owned subsidiary, spud the Griffin #1-33 test well on October 19, 2007 in Phillips County, Arkansas. Development is planning to drill to 8,000 feet and test the Fayetteville Shale as well as investigate other potential targets including the Batesville, Moorefield, Boone, Chattanooga and Penters Formations. Core samples have been taken and evaluated. The Company anticipates the re-entry of the Griffin #1-33 and drilling further than the 7,732 feet already drilled unless seismic surveys determine better alternatives.

(d)

On February 15, 2008, Arkanova Acquisition Corporation, a subsidiary of Arkanova Energy Corporation (“Arkanova”) leased a total of approximately 1,720 gross mineral acres in Delores County, Colorado for an aggregate price of $93,500. The initial term of the leases is for seven years, and continues thereafter so long as oil or gas is being produced from the leases areas in paying quantities. Arkanova will have a 100 percent working interest in the property and an approximate combined net royalty of 83.25 percent. In connection with the acquisition of the lease the Company agreed to pay a third-party a 3.5 percent overriding royalty on 220 net mineral acres leased therefrom.

NOTE 5: RELATED PARTY TRANSACTIONS

(a)

On April 23, 2007, Arkanova hired its chief executive officer and president who continues to serve in this capacity. Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share for five years.

(b)

On October 18, 2007, the Company hired a chief financial officer. Arkanova agreed to pay an annual salary of $85,000 and has granted stock options to acquire up to 200,000 shares of common stock at an exercise price of $1.70 per share, exercisable until October 18, 2012.

(c)	On June 19, 2008, Arkanova granted options to its chief executive officer and president to purchase 600,000 shares of common stock at an exercise price of $0.39 per share for five years.

(d)	On June 19, 2008, Arkanova granted options to its chief financial officer to purchase 300,000 shares of common stock at an exercise price of $0.39 per share for five years.

NOTE 6: DEBENTURE

On March 19, 2008, Arkanova received $500,000 in exchange for a debenture and a warrant to purchase 250,000 shares of Arkanova’s common stock at a price of $0.65 per share for a period of five years. The debenture bears interest at a rate of 10% per annum and is due and payable on the earlier of (i) one year from the issuance date, (ii) upon a change of control of Arkanova, or (iii) upon closing of a subsequent financing or series of financings with gross proceeds of $1,000,000 received by Arkanova. If Arkanova defaults on the debenture, the debenture becomes convertible at the option of the holder into shares of Arkanova’s common stock at a conversion price of $0.25 per share. Arkanova also incurred and deferred debt issue costs of $45,000 in connection with the sale of the debenture and the warrant. During the nine month period ended June 30, 2008, Arkanova recognized $12,699 of interest expense associated with the amortization of the deferred financing costs and the remaining $32,301 will be charged to interest expense over the life of the debenture.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, Arkanova has allocated the proceeds of issuance between the debenture and the warrant based on their relative fair values. Accordingly, Arkanova recognized $85,461 as additional paid-in capital and an equivalent discount which will be expensed over the term of the debenture. During the nine months ended June 30, 2008, the Company recorded accretion of $24,117, increasing the carrying value of the debenture to $438,656. The carrying value of the debenture will be accreted to the face value of $500,000 to maturity.

Arkanova Energy Corporation

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 7: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on April 16, 2009. At June 30, 2008, accrued interest of $6,164 has been recorded. The outstanding amounts under the note may be repaid, in whole or in part, at any time at the option of Company without penalty. In case of default, the promissory note will become immediately due and interest will be accrued on the total amount due on the date of the default at the rate of 16% per annum or the maximum rate allowed by law, whichever is lower, from the date of default until the date payment is made.

(b)

On May 29, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on May 28, 2009. At May 31, 2008, accrued interest of $2,712 has been recorded. The outstanding amounts under the note may be repaid, in whole or in part, at any time at the option of Company without penalty. In case of default, the promissory note will become immediately due and interest will be accrued on the total amount due on the date of the default at the rate of 16% per annum or the maximum rate allowed by law, whichever is lower, from the date of default until the date payment is made.

NOTE 8: COMMON STOCK Common stock sales

During the year ended September 30, 2007, Arkanova accepted stock subscriptions for 4,586,500 shares of common stock at $0.80 per share for proceeds of $3,669,200. Arkanova paid $174,232 in finder’s fees in connection with this offering. As of June 30, 2008, 4,586,500 shares had been issued.

On October 31, 2007, Arkanova sold 400,000 shares of common stock at $0.80 per share for proceeds of $320,000.

Share Purchase Warrants

As at June 30, 2008, there were 963,175 share purchase warrants outstanding to purchase shares of common stock at $1.00 per share, of which 568,750 warrants are exercisable between March 1, 2008 and March 1, 2010, 294,425 warrants are exercisable between October 31, 2007 and October 31, 2012, and 100,000 warrants are exercisable between January 16, 2008 and December 31, 2013. Of the 963,175 share purchase warrants outstanding, 863,175 warrants were granted for finders fees in connection with the offering of common stock and 100,000 warrants were granted for consulting services rendered during the nine month period ended June 30, 2008.

The warrants granted for consulting had a fair value of $40,308 using the Black-Scholes model. The warrants vested immediately and the $40,308 was recognized as consulting expense during the quarter. The inputs in the Black-Scholes model were an expected term of 2.5 years, expected volatility of 57%, expected dividend yield of 0%, and a risk-free interest rate of 2.55% .

As at June 30, 2008, there was 1 share purchase warrant outstanding to purchase 250,000 shares of common stock at $0.65 per share. These warrants were granted with the sale of a $500,000 debenture. Refer to Note 6.

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

The weighted average grant date fair value of stock options granted during the nine month period ended June 30, 2008 was $0.38. As at June 30, 2008, no stock options were exercised. During the nine month period ended June 30, 2008, Arkanova recorded stock-based compensation of $487,421 associated with stock options, as general and administrative expense.

Arkanova Energy Corporation

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 8: COMMON STOCK (continued) Stock Options (continued)

A summary of Arkanova’s stock option activity is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value
Outstanding, September 30, 2007	900,000	1.33
Granted	1,480,000	0.63
Outstanding, June 30, 2008	2,380,000	0.90	4.46	-
Exercisable, June 30, 2008	2,193,333	0.83	4.47	-

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine months
ended
June 30, 2008
Expected dividend yield	0%
Expected volatility	57% - 148%
Expected life (in years)	2.5 - 3
Risk-free interest rate	3.28% - 3.98%

A summary of the status of the Company’s non-vested stock options as of June 30, 2008, and changes during the nine month period ended June 30, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$
Non-vested at October 1, 2007	-	-

Granted	1,480,000	0.37
Vested	(1,293,333)	0.33
Non-vested at June 30, 2008	186,667	0.70

At June 30, 2008, there was $65,254 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.35 years.

NOTE 9: COMMITMENTS

(a)	On June 29, 2006, Arkanova hired a geological consulting firm and paid a deposit of $30,000 which is included in prepaid expenses as at June 30, 2008.

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

Arkanova Energy Corporation

(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 10: SUBSEQUENT EVENT

On July 14, 2008, Arkanova received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. The outstanding amounts under the note may be repaid, in whole or in part, at any time at the option of Company without penalty. In case of default, the promissory note will become immediately due and interest will be accrued on the total amount due on the date of the default at the rate of 16% per annum or the maximum rate allowed by law, whichever is lower, from the date of default until the date payment is made.

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

Description of Business

We are an exploration stage company engaged in the acquisition, exploration and, if warranted, development of prospective oil and gas properties as well as mineral properties. We hold property interests in oil and gas properties located in three counties in the State of Arkansas, United States. In January 2008, we acquired approximately 1,720 acres of fee mineral leases in Delores County, Lone Mesa State Park, Colorado. A well on the property drilled in 1981 had intervals that contained significant gas shows was plugged and abandoned due to the economics of the time. In phase 1, we plan to reenter the well in 2008 and if it proves commercial due to the economics of today, we plan to explore and develop the mineral leases that lie under the Lone Mesa State Park by means of horizontal drilling. In phase 2, plans could include another pad site in the Lone Mesa State Park to do more multi well horizontal drilling.

Management has decided to focus on the exploration and development of our property interests in the Phillips and Monroe Counties, Arkansas and Lone Mesa State Park in Colorado. The first well, the DB Griffin #1-33, has been drilled to a total depth of 7,732 feet on November 29, 2007 and has been evaluated. It is our intent to re-enter and drill the Griffin 1-33 to the Devonian in 2009, if the seismic shoot this fall warrants the re-entry.

In addition to the exploration and development of our existing property interests, we intend to acquire additional oil and gas interests in the future. Management believes that future growth of our company will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry. The analysis of new property interests will be undertaken by or under the supervision of our management and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes. In this regard, we are currently conducting negotiations to acquire some producing oil and gas properties which management anticipates will give our company some positive cash flow to enhance our goal of being a production company in addition to being an exploration company. To date, we have invested over $125,000 in acquisition costs to evaluate a prospect that we believe is a positive development for our company’s long term future.

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

PLAN OF OPERATIONS

You should read the following discussion of our financial condition and plan of operations together with the unaudited financial statements and the notes thereto included elsewhere in this report. As of June 30, 2008, our company had cash and cash equivalents of $nil and a working capital deficit of $1,203,124. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs
Drilling Costs	$5,000,000
Seismic Costs	$1,250,000
Employee and Consultant Compensation	$600,000
Professional Fees	$250,000
General and Administrative Expenses	$250,000
Total	$12,950,000

Lease Acquisition Costs

We have recorded 31,258 oil & gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage.

Drilling and Seismic Costs

We estimate that our exploration costs on our property interests will be approximately $6,250,000 during the next twelve months, which will include drilling and, if warranted, completion costs for two vertical or horizontal exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, we are required to commence drilling of our first well within six months, and are required to drill five additional wells within twenty-four months of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $5,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
October, 2008	Commence Seismic Program

February, 2009	Re-enter and deepen Griffin well in Arkansas if seismic warrants
March, 2009	Commence drilling 2nd well in Arkansas based on seismic information

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $600,000. As of June 30, 2008, Pierre Mulacek and Reginald Denny were our employees. We agreed to pay Mr. Mulacek an annual salary of $120,000 and Mr. Denny an annual salary of $85,000.

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

As of June 30, 2008, we had $nil in cash and cash equivalents and working capital deficit of $1,203,124. Subsequent to the quarter ended June 30, 2008, our company received $375,000 as a result of issuing a promissory note which is unsecured, accrues interest at 10% per annum and is due on July 13, 2009. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $10,000,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

On March 19, 2008, we completed the sale of a $500,000 debenture to the John Thomas Bridge & Opportunity Fund. The debenture bears interest at a rate of 10% per annum and is due and payable on the earlier of (i) one year from the issuance date, (ii) upon a change of control of our company, or (iii) upon closing of a subsequent financing or series of financings with gross proceeds of $1,000,000 received by our company. Upon any event of default, the debenture is convertible at the option of the holder into shares of our common stock at a conversion price of $0.25 per share, subject to adjustment for lower priced securities issuances. We also issued the investor a warrant to purchase 250,000 shares of our common stock at a price of $0.65 per share, exercisable for a period of five years. The exercise price of the warrant is adjustable in the event of lower priced securities issuances. We paid a fee of $40,000 in connection with the sale of the debenture and the warrant.

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

Capital Expenditures

Other than as set out below, and as of June 30, 2008, our company did not have any material commitments for capital expenditures.

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

On January 18, 2008, our company acquired 1,720 acres of fee mineral leases for $93,500 that lie beneath the Lone Mesa State Park in Colorado that has a previously drilled well that we plan to re-enter in 2009, to evaluate commercial production possibilities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

Refer to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on December 21, 2007 for a summary of our critical accounting policies. There have been no material changes to our critical accounting policies since the filing of our annual report on December 21, 2007 to the date of this quarterly report.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $2,670,161 as of June 30, 2008. To date, we have not generated any revenues from our operations.

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

  the success of our Arkansas and Colorado projects;

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

Under the terms of our Acquisition and Development Agreement, as modified by an agreement dated May 21, 2007, we will have to pay approximately an additional $5,600,000 to acquire the remainder of the acreage which we have committed to acquire, unless we elect to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we are required to drill five additional wells within 24 months, from the date upon which Arkanova Delaware makes the last of the lease bonus payments as required in the agreement. We expect that the total cost of these wells, together with a seismic program, will require approximately $10,000,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so.

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

As of June 30, 2008, the quarter covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is also our secretary and treasurer) and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no significant change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

10.2	Oil and Gas Acquisition and Development Agreement dated July 24, 2006 between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)
10.3	Option to Purchase and Royalty Agreement dated July 24, 2006, between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)
10.4	Form of Subscription Agreement dated March 1, 2007 for non US persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)
10.5	Form of Subscription Agreement dated March 1, 2007 for US Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)
10.6	Consulting Agreement between Arkanova Energy Corp. and John Legg dated March 1, 2007 (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.7	Form of Finders Fee Agreement dated March 1, 2007 for non U.S. persons (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)
10.8	Form of Finders Fee Agreement dated March 1, 2007 for U.S. Accredited Investors (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)
10.9	Executive Employment Agreement dated April 23, 2007 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)
10.10	Note Purchase Agreement (incorporated by reference from our Quarterly Report filed on Form 10-QSB on May 21, 2007)
10.11	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)
10.12	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)
10.13	Note Purchase Agreement dated June 15, 2007, between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)
10.14	Promissory Note dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)
10.15	Executive Employment Agreement dated October 18, 2007 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed October 19, 2007)
10.16	Form of Subscription Agreement for US residents (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)
10.17	Form of Subscription Agreement for non US residents (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)
10.18	Form of Placement Agency Agreement (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)
10.19	Form of Warrant Certificate (incorporated by reference from our Current Report on Form 8-K filed December 12, 2007)
10.20	Purchase Agreement dated March 19, 2008 with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)
10.21	Warrant Certificate with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)
10.22*	10% Promissory Note dated July 14, 2008 issued by our company to Aton Select Fund Limited in the principal amount of $375,000
(21)	Subsidiaries
21.1	Arkanova Development LLC (a Nevada Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

By:	/s/ Pierre Mulacek
Pierre Mulacek, Chief Executive Officer,
President, Secretary, Treasurer & Director
(Principal Executive Officer)
Date: August 14, 2008

By:	/s/ Reginald Denny
Reginald Denny, Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)
Date: August 14, 2008