Form 10-K
period 2008-09-30
ARKANOVA ENERGY CORP.
filed 2009-01-08
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-51612

(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2441 High Timbers Dr, Suite 120 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 281.298.9555

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
Non-accelerated filer [ ]	company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,391,762.50 based on a price of $0.55 per share, being the average bid and asked price of such common equity as of March 31, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 36,450,250 shares of common stock as of January 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part
II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 4 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report, the terms “we”, “us”, “our”, and “Arkanova” mean Arkanova Energy Corporation, unless otherwise indicated.

ITEM 1. BUSINESS.

We were incorporated in the State of Nevada on September 6, 2001 under the name Talon Ventures, Inc. and on January 15, 2003, we changed our name to Alton Ventures, Inc. On October 20, 2006, we entered into an agreement and plan of merger with Arkanova Acquisition Corp., our wholly-owned subsidiary, and Arkanova Energy, Inc., a private Delaware corporation. The agreement and plan of merger contemplated the merger of Arkanova Energy, Inc. with and into Arkanova Acquisition Corp., with Arkanova Acquisition Corp. surviving as our wholly-owned subsidiary. Effective November 1, 2006, we changed our name from Alton Ventures Inc. to Arkanova Energy Corporation. The closing of the agreement and plan of merger occurred on March 1, 2007. As of that date, we acquired all of the property interests formerly held by Arkanova Energy, Inc.

We are a junior producing oil and gas company and are also engaged in the acquisition, exploration and development of prospective oil and gas properties. We hold property interests located in three counties in the State of Arkansas, United States, mineral leases in Delores County, Lone Mesa State Park, Colorado and leasehold interests located in Pondera and Glacier Counties, Montana. Please see the information under the heading “Item 2. Properties” on page 12 of this annual report for a detailed description of our property interests, including disclosure of our oil and gas operations with respect to our Montana property.

In addition to our existing property interests, we intend to acquire additional oil and gas property interests in the future. Management believes that future growth of our company will primarily occur through the exploration and development of our existing properties and through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry. We anticipate that the analysis of new property interests will be undertaken by or under the supervision of our management and board of directors.

Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes. In this regard, we have recently acquired some producing oil and gas properties in Montana which management anticipates will give our company positive cash flow. The closing of the acquisition occurred on October 3, 2008 and we are required to file audited financial statements with respect to the acquired business on or prior to December 19, 2008, which management intends to file upon finalization of such statements.

Competition

We are a junior producing oil and gas company and are also engaged in the acquisition of prospective oil and gas properties for exploration and development. We compete with other junior producing companies in addition to significantly larger producers. As we are also engaged in the exploration and development of prospective properties, we also complete with companies for the identification of such properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international producing companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may, from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

We are a company that has only recently started to produce oil and gas during the period subsequent to September 30, 2008. As such, we are subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, byproducts thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. Additionally, we have recently commenced incurring expenditures related to compliance with such laws, and may incur costs in connection with the remediation of any environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

Our company is currently operated by Pierre Mulacek as our president, secretary, treasurer and chief executive officer, Reginald Denny as our chief financial officer and Garrett Cook as our chief operations officer. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring employees in the near future.

ITEM 1A. RISK FACTORS

Risks Relating To Our Business And The Oil And Gas Industry

We have had a history of losses and no revenue from incorporation to the year ended September 30, 2008, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $3,285,179 as of September 30, 2008. As of September 30, 2008, we had not generated any revenues from our operations.

We may not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months following the commencement of oil and gas exploration activities. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a limited operating history, which may hinder our ability to successfully meet our objectives.

We have a limited operating history upon which to base an evaluation of our current business and future prospects. We have only been actively engaged in the oil and gas exploration and development business since the close of the agreement and plan of merger and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

In addition, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay our production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

Our future performance depends upon our ability to identify, acquire and develop additional oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop additional oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire additional oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of additional reserves. Our operations may be curtailed, delayed or canceled as a result of lack of adequate capital and other factors, such as lack of availability of rigs and other equipment, title problems, weather, compliance with governmental regulations or price controls, mechanical difficulties, or unusual or unexpected formations, pressures and or work interruptions. In addition, the costs of exploitation and development may materially exceed our initial estimates.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

We have three executive officers and a limited number of additional consultants upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

  the success of our Arkansas, Colorado and Montana projects;

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

Our properties in Arkansas, Colorado and Montana and/or future properties might not produce, and we might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Arkansas, Colorado and Montana in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We will also plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

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

If drilling activity increases in eastern Arkansas, Colorado, Montana or the southern United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

To the extent that we establish natural gas and oil reserves, we will be required to replace, maintain or expand our natural gas and oil reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration and development activities or in acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for natural gas and oil or an increase in exploration and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

The geographic concentration of all of our other properties in eastern Arkansas, Colorado and Montana subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in Phillips, Monroe and Deshea Counties, Arkansas, Lone Mesa State Park, Colorado and Pondera and Glacier Counties, Montana means that our properties could be affected by the same event should the region experience:

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

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the exploration and development of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new properties and continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 2.                PROPERTIES.

Executive Offices

Our executive and head offices are located at 2441 High Timbers Dr, Suite 120, The Woodlands, Texas 77380. We lease the office on a month-to-month basis at a cost of $4,748 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

We currently hold property interests in three counties in the State of Arkansas, United States, one county in the State of Colorado and two counties in the State of Montana as summarized below.

Montana Properties

On August 21, 2008, our wholly-owned subsidiary, Arkanova Acquisition Corporation, entered into a stock purchase agreement with Billie J. Eustice and the Gary L. Little Trust to acquire all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation, for a purchase price of $6,000,000. The closing of the purchase and sale occurred on October 3, 2008 and we are required to file audited financial statements with respect to the acquired business on or prior to December 19, 2008. Management intends to file such statements upon their finalization.

Following the closing, we acquired all of the membership interests of Provident Energy Associates of Montana, LLC, which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Two Medicine Cut Bank Sand Unit. The Unit, which covers approximately 9,900 acres, is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 15 wells producing oil from the Unit. Those 15 wells produced 1,215 barrels of oil in November 2008. Ownership of these leasehold interests will give us the right to develop and produce all of the oil and gas reserves under the Unit.

The funds used to make the acquisition were provided by an unaffiliated lender and, as part of the loan transaction, our subsidiary pledged the shares of Prism it acquired to secure the loan. The terms of the $9,000,000 loan stated that the proceeds were to be used for the acquisition of the Two Medicine Cut Bank Sand Unit, the oil and gas leases comprising same, the fixtures and equipment therewith, all the capital stock of Prism Corporation and for general working capital purposes.

Reserves Reported

The Bureau of Land Management (BLM) in its’ report dated May 8, 1996 estimated that the Two Medicine Cut Bank Sand Unit, (TMCBSU), had 105,390,000 barrels of original oil in place within the TMCBSU. Cumulative production through November 2008 is estimated at 10,800,000 barrels of oil leaving an estimated reserve balance of 94,590,000 barrels of oil. The BLM also reported that an additional 16-17 million barrels of oil could be recovered. On August 6, 2008, a reserve report on the proved reserves was performed by Gustavson Associates that reported total proved developed producing reserves of 187,725 bbls, total proved developed non-producing reserves of 90,979 bbls and total proved undeveloped reserves of 13,405 bbls.

Production

Since the October 3, 2008 acquisition of the field, we have increased production from 477 barrels per month to over 1,200 barrels per month. We intend to remediate wells on the property with a goal to increase production to over 5,000 barrels per month.

Productive Wells and Acreage

The BLM in its report stated there are 97 wells on the property, 71 wells have previously reported production, 24 wells have no reported production and 2 wells are for salt water disposal. As of this report date we are producing 15 wells and plan to bring more wells into production in the coming year.

Undeveloped Acreage

The Two Medicine Cut Bank Sand Unit as its’ name implies, is an oil & gas unit comprised of several wells and leases. The unit does have acreage available for further development and would be considered to be developmental property.

Drilling Activity

There has not been any drilling activity in the last several years. We plan to put together a program in the coming year to drill some horizontal wells using enhanced recovery techniques.

Present Activities

As of the filing date, we are continuing our efforts to bring more wells on line through remediation of existing wells.

Delivery Commitments

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the unit unless either party give 30 days advance written notice to terminate the agreement.

Arkansas Properties

Pursuant to the terms of an oil and gas lease acquisition and development agreement dated July 24, 2006, we acquired or are in the process of acquiring, leases of mineral rights in approximately 50,000 acres of prospective oil and gas lands located in Phillips and Monroe Counties, Arkansas.

Leases for the leased lands have a term of five years which will run from the date on which we make the last of the lease bonus payments under the acquisition and development agreement. Upon filing of the leases, we will own a 100% working interest in the leased lands. We are paying acquisition costs of $300 per acre. As of September 30, 2008, the vendor had presented us with leases covering approximately 45,482 acres and we had cleared title on and accepted leases covering approximately 17,936 acres. We are required under the acquisition and development agreement to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by us of the last of the oil and gas leases. After we have purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving us an 85% net revenue interest. On May 21, 2007, we entered into an agreement pursuant to which we can, at our option, issue shares of our common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

The acquisition and development agreement provides for an area of mutual interest covering all lands situated within Phillips, Monroe and Desha Counties, Arkansas and within 50 miles of the boundary of these counties.

In addition, our wholly-owned subsidiary acquired all rights under an option to purchase and royalty agreement dated July 24, 2006, that was entered into between Arkanova Energy, Inc. and David Griffin, pursuant to which Arkanova Energy, Inc. acquired a one year option to acquire leases on an additional 14,172 gross acres (approximately 12,375 net acres), more or less, of prospective oil and gas lands located in Desha County, Arkansas. We can acquire the leases for an additional $275 per net mineral acre acquired. On May 21, 2007, we entered into an agreement pursuant to which we can, at our option, issue shares of our common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

Undeveloped Acreage

All of the Arkansas 45,482 acres are undeveloped. All leases have terms of 5 years, the oldest being November 2006.

Drilling Activity

Management also plans to focus on the exploration and development of our property interests in the Phillips and Monroe Counties, Arkansas and Lone Mesa State Park in Colorado. The first well, the DB Griffin #1-33, has been drilled to a total depth of 7,732 feet on November 29, 2007 and has been evaluated. It is our intent to re-enter and drill the Griffin 1-33 to the Devonian in 2009, if it warrants re-entry.

Colorado Property

Effective February 15, 2008, Arkanova Acquisition Corporation, our wholly-owned subsidiary leased a total of 1,320 gross mineral acres in Delores County, Colorado from The Curtis Jones Family Trust, Vera Lee Redd Family Trust and Redd Royalties Ltd. for an aggregate price of $93,500. The initial term of the leases is for seven years, and continues thereafter so long as oil or gas is being produced from the lease areas in paying quantities. We anticipate we will have a 100% working interest in the property and an approximate combined net royalty of 83.25%, with the remaining royalty interest to the lessors. In connection with the acquisition of the lease from The Curtis Jones Family Trust, we agreed to pay a third-party a 3.5% overriding royalty on 220 net mineral acres. The exploration targets on this prospect include a series of fractured black shales of the Pennsylvanian age Paradox Formation with drilling depths of 8,000 feet to 9,500 feet. The target intervals were already encountered in a well located on the leasehold, which was drilled for deeper oil targets and then was plugged in a time when gas was uneconomic due to price. In the 100 foot thick main target interval, the gas show while drilling was reported to be 14,000 units of C1 (28,000+ units by chromatograph) and pressure was calculated at approximately 4,600 psi. We plan to request permission from the State of Colorado to re-enter and complete this bypassed gas pay.

Undeveloped Acreage

Management is planning to re-enter this well in 2009 and if commercially productive, we plan on further development of the leases.

Drilling Activity

There has not been any drilling activity on the leases in the last three years.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “AKVA”. The following quotations obtained from the OTC Bulletin Board reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
September 30, 2008	$0.50	$0.10
June 30, 2008	$1.00	$0.20
March 31, 2008	$1.40	$0.55
December 31, 2007	$1.30	$1.05
September 30, 2007	$1.72	$1.20
June 30, 2007	$1.70	$1.20
March 31, 2007	$1.45	$1.15
December 31, 2006	$1.30	$1.05

On December 17, 2008, the closing price of our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.22.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 500 East Warm Springs Road, Las Vegas, Nevada (Telephone: (702) 361-3033; Facsimile: (702) 433-1979.

On December 17, 2008, there were 117 registered shareholders of our common stock and 36,450,250 common shares issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

On April 25, 2007, our compensation committee and board of directors adopted a stock option plan named the 2007 Stock Option Plan, the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of our company. The 2007 Stock Option Plan initially authorized our company to issue 2,500,000 shares of common stock. On November 14, 2008, and subsequent to the year ended September 30, 2008, we amended the 2007 Stock Option Plan and increased the number of shares available for issuance from 2,500,000 to 5,000,000.

The following table provides a summary of the number of stock options granted under the 2007 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2007 Stock Option Plan, all as at September 30, 2008:

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	2,380,000	$0.90	120,000(1)

(1)	On November 14, 2008, and subsequent to the year ended September 30, 2008, we amended the 2007 Stock Option Plan and increased the number of shares available for issuance from 2,500,000 to 5,000,000.

Recent Sales of Unregistered Securities

The following information sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2008 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations for the Year Ended September 30, 2008

Year Ended September 30, 2008 Summary

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2008 which are included herein:

	September 30,	September 30,	Percentage
	2008	2007	Increase/
			(Decrease)
Revenue	$-	$-	-
Expenses	1,490,329	1,436,761	3.73%
Net Loss	$(1,751,656)	$(1,498,975)	16.86%

Revenues

During the year ended September 30, 2008, we were an exploration stage company that had not earned any revenues. Subsequent to the closing of a stock purchase agreement on October 3, 2008, which is described under the heading “PROPERTIES – Montana Properties”, we became a junior producing oil and gas company. As the acquisition occurred after our year end, none of the financial statements included herein contain information related to the acquisition.

Expenses

Total expenses increased during the year ended September 30, 2008 to $1,490,329 as compared to $1,436,761 during the year ended September 30, 2007. The increase is related to legal fees that were mainly associated with the acquisition of the Montana properties.

Liquidity and Capital Resources

Working Capital

	At September 30,	At September 30,	Percentage
	2008	2007	Increase/
			(Decrease)
Current assets	$187,482	$2,729,002	(93.13)%
Current liabilities	11,038,424	76,849	14263.78%
Working capital (deficiency)	$($10,850,942)	$2,652,153	509.14%

We had cash and cash equivalents of $464 and a working capital deficit of $10,850,942 as of September 30, 2008 compared to cash and cash equivalents of $2,658,869 and working capital of $2,652,153 for the year ended September 30, 2007. We anticipate that we will require approximately $14,400,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs
Drilling Costs	$6,000,000
Seismic Costs	$1,200,000
Employee and Consultant Compensation	$900,000
Professional Fees	$250,000
General and Administrative Expenses	$300,000
Total	$14,250,000

Our company’s principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

As of September 30, 2008, we had minimal cash and a working capital deficit of $10,850,942. On July 14, 2008, our company received $375,000 as a result of issuing a promissory note which is unsecured, accrues interest at 10% per annum and is due on July 13, 2009.

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

On April 17, 2008, we received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on April 16, 2009. At September 30, 2008, accrued interest of $13,726 has been recorded.

On May 29, 2008, we received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on May 28, 2009. At September 30, 2008, accrued interest of $10,274 has been recorded.

On July 14, 2008, we received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At September 30, 2008, accrued interest of $8,014 has been recorded.

On September 3, 2008, Acquisition Corp. entered into a note purchase agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. At September 30, 2008, accrued interest of $53,260 has been recorded. The promissory note is secured by a pledge of 1,000 shares of the outstanding shares of the common stock of Prism Corporation, an Oklahoma corporation acquired by Acquisition Corp. on October 3, 2008. As further security for payment of the indebtedness evidenced by the promissory note, we agreed to guarantee the payment of the promissory note and the performance of obligations of Acquisition Corp under the agreement. In addition, we will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Acquisition Corp. as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. We recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the year ended September 30, 2008, we recognized $35,257 of interest expense associated with this debt discount.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $14,400,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the period ended September 30, 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Lease Acquisition Costs

We have recorded 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period.

Drilling and Seismic Costs

We estimate that our exploration costs on our property interests will be approximately $1,200,000 during the next twelve months, which will include drilling and, if warranted, completion costs for two vertical or horizontal exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, we are required to commence drilling of our first well within six months, and are required to drill five additional wells within twenty-four months of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $6,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
March, 2009	Commence Seismic Program
April, 2009	Re-enter and deepen Griffin well in Arkansas if seismic warrants
June, 2009	Commence drilling 2nd well in Arkansas based on seismic information

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $900,000. As of September 30, 2008, Pierre Mulacek and Reginald Denny were our employees. We agreed to pay Mr. Mulacek an annual salary of $120,000 and Mr. Denny an annual salary of $85,000. On October 20, 2008, we entered into an executive employment agreement with Garrett A. Cook to appoint Mr. Cook as chief operations officer of our company. Pursuant to the terms of the agreement, we have agreed to pay Mr. Cook an annual salary of $120,000 plus a discretionary performance based bonus as determined by our board of directors.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended, in addition to general legal fees for oil and gas and general corporate matters. We estimate our legal and accounting expenses for the next twelve months to be approximately $250,000.

General and Administrative Expenses

We anticipate spending $300,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Used In Operating Activities

Cash was used in operating activities in the amount of $875,700 during the year ended September 30, 2008. Cash used in operating activities was funded by cash from debt financing.

Cash From Investing Activities

Cash was used in investing activities in the amount of $12,358,473 during the year ended September 30, 2008.

Cash from Financing Activities

We received net cash from financing activities in the amount of $10,575,768 during the year ended September 30, 2008.

Capital Expenditures

Other than as set out below, and as of September 30, 2008, our company did not have any material commitments for capital expenditures.

On May 21, 2007, our company entered into an agreement with David Griffin with respect to the Option to Purchase and Royalty Agreement. Under the agreement dated May 21, 2007, we modified the method of the payment to exercise the option. Under the Option to Purchase and Royalty Agreement, to exercise the option, we are required to pay the option payment, which is a cash fee of $275 per net mineral acre for total consideration of $3,897,467.75. Under the agreement dated May 21, 2007, to exercise the option, we can elect to pay the option payment with shares of our common stock at a price of $1.25 per share for a total of 3,117,974 shares.

On May 21, 2007, our company entered into another agreement with David Griffin with respect to the Acquisition and Development Agreement. Under the agreement dated May 21, 2007, we modified the method of the payment due under the Acquisition and Development Agreement. Under the agreement dated May 21, 2007, following the payment by our company to David Griffin of a sum of $1,000,000 on account of monies due to David Griffin and his affiliates and related parties, we can elect to pay any further payments due under the Acquisition and Development Agreement with shares of our common stock at a price of $1.25 per share.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2008, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of September 30, 2008, no impairment has occurred.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Arkanova Energy Corporation
(An Exploration Stage Company)
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation (“the Company”) as of September 30, 2008 and 2007 and the related consolidated statements of operations , cash flows and changes in stockholders’ equity for the years then ended and for the periods from June 16, 2006, date of inception, to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arkanova Energy Corp. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Arkanova Energy Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, which raises substancial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

January 6, 2009

Arkanova Energy Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30,	September 30,
	2008	2007

ASSETS

Cash and cash equivalents	$464	$2,658,869
Prepaid expenses and other	187,018	70,133

Total current assets	187,482	2,729,002

Restricted Cash	9,000,000	-
Property and equipment	1,945	1,479
Oil and gas properties, unproven (Note 6)	13,977,441	10,443,202

Total assets	$23,166,868	$13,173,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$357,347	$43,073
Accrued liabilities	161,680	19,318
Due to related party	9,140	14,458
Debenture payable (Note 8)	500,000	–
Notes payable (Note 9)	10,010,257	–

Total current liabilities	11,038,424	76,849

Contingencies and commitments (Note 11)

Stockholders’ Equity

Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
36,450,250 shares issued and outstanding
(2007 – 33,009,750 shares)	36,450	33,010
Additional paid-in capital	15,377,173	12,164,947
Common stock subscribed	–	2,432,400
Deficit accumulated during the exploration stage	(3,285,179)	(1,533,523)

Total stockholders’ equity	12,128,444	13,096,834

Total liabilities and stockholders’ equity	$23,166,868	$13,173,683

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations

			June 16, 2006
			(Inception)
	Year Ended	Year Ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008

Expenses
General and administrative expenses	$1,490,329	$1,436,761	$2,961,638
Net loss before other income (expense)	(1,490,329)	(1,436,761)	(2,961,638)
Other income (expenses)
Interest expense	(277,841)	(74,439)	(352,280)
Interest income	16,514	12,225	28,739
Net loss	$(1,751,656)	$(1,498,975)	$(3,285,179)
Loss per share – basic and diluted	$(0.05)	$(0.05)
Weighted average common shares outstanding	36,155,000	28,524,582

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			June 16, 2006
	Year Ended	Year Ended	(Inception) through
	September 30,	September 30,	September 30,
	2008	2007	2008
Operating Activities

Net loss	$(1,751,656)	$(1,498,975)	$(3,285,179)

Adjustment to reconcile net loss to net cash used in
operating activities:

Amortization of deferred financing costs	45,000	–	45,000
Amortization of discount on debenture	120,718	–	120,718
Depreciation	679	134	813
Donated services	–	–	18,000
Loss on write-off of equipment	1,613	–	1,613
Stock-based compensation	552,037	1,005,198	1,557,235

Changes in operating assets and liabilities:
Prepaid expenses	(152,128)	(35,893)	(222,261)
Accounts payable and accrued liabilities	201,232	(29,469)	179,790
Accrued interest	112,123	–	112,123
Due to related parties	(5,318)	7,958	2,640

Net Cash Used in Operating Activities	(875,700)	(551,047)	(1,469,508)

Investing Activities

Restricted cash	(9,000,000)	-	(9,000,000)
Cash acquired on recapitalization	–	250,373	250,373
Purchase of equipment	(2,758)	(1,613)	(4,371)
Oil and gas property expenditures	(3,355,715)	(4,013,874)	(13,720,259)

Net Cash Used in Investing Activities	(12,358,473)	(3,765,114)	(22,474,257)

Financing Activities

Proceeds from issuance of promissory notes	9,975,000	600,000	12,075,000
Repayment of notes	–	(1,100,000)	(1,100,000)
Proceeds from common stock subscribed	–	2,432,400	2,432,400
Share issue costs	(174,232)	–	(174,232)
Proceeds from issuance of common stock, net	320,000	4,933,061	10,256,061
Proceeds from issuance of debenture	500,000	–	500,000
Deferred financing costs	(45,000)	–	(45,000)

Net Cash Provided by Financing Activities	10,575,768	6,865,461	23,944,229

Net Change in Cash	(2,658,405)	2,549,300	464

Cash and cash equivalents – beginning of period	2,658,869	109,569	–

Cash and cash equivalents – end of period	$464	$2,658,869	$464

Supplemental Disclosures:

Interest paid	$–	$61,120	$61,120
Income taxes paid	$–	$–	$–

Noncash Financing and Investing Activities
Settlement of promissory notes by issuance of common
stock	$–	$1,000,000
Stock for common stock subscribed	$2 ,432,400	$–
Discount on debenture - warrants	$85,461	$–
Accounts payable and accrued liabilities related to capital
expenditures	$142,935	$–

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
Period from June 16, 2006 (inception) through September 30, 2008

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
Adjustment to number of common stock
issued and outstanding as a result of
the recapitalization of Arkanova
Acquisition Corp.
Arkanova Acquisition Corp.	(13,000,000)	(13,000)	13,000	–	–	–
Arkanova Energy Corporation	21,620,000	21,620	(21,620)	–	–	–
Fair value of shares issued in
connection with the
recapitalization of Arkanova
Acquisition Corp.	13,000,000	13,000	2,137,988	–	–	2,150,988
Proceeds from issuance of stock	5,593,750	5,594	4,469,406	–	–	4,475,000
Less proceeds received prior to merger	–	–	(2,250,000)	–	–	(2,250,000)
Less share issue costs	–	–	(441,029)	–	–	(441,029)
Stock issued for debt	1,250,000	1,250	998,750	–	–	1,000,000
Return and cancellation of stock	(10,000,000)	(10,000)	10,000	–	–	–
Proceeds from issuance of stock	1,546,000	1,546	1,235,254	(1,236,800)	–	–
Stock-based compensation	–	–	1,005,198	–	–	1,005,198
Common stock subscribed	–	–	–	3,669,200	–	3,669,200
Net loss for the year	–	–	–	–	(1,498,975)	(1,498,975)
Balance – September 30, 2007	33,009,750	33,010	12,164,947	2,432,400	(1,533,523)	13,096,834
Proceeds from issuance of stock	3,440,500	3,440	2,748,960	(2,432,400)	–	320,000
Less share issue costs	–	–	(174,232)	–	–	(174,232)
Stock-based compensation	–	–	552,037	–	–	552,037
Discount on debenture issued	–	–	85,461	–	–	85,461
Net loss for the period	–	–	–	–	(1,751,656)	(1,751,656)
Balance – September 30, 2008	36,450,250	$36,450	$15,377,173	$–	$(3,285,179)	$12,128,444

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties. Effective on November 1, 2006, the Company changed its name from Alton Ventures, Inc. to Arkanova Energy Corporation and effected a forward stock split on a two new shares for one old share basis. On March 1, 2007 Arkanova closed a plan of merger, originally dated October 20, 2006, with Arkanova Energy Inc., a private Delaware corporation (“Energy”) and Arkanova Acquisition Corp. (“Acquisition Corp.”), a Delaware corporation and wholly-owned subsidiary of the Company incorporated for the sole purpose of effecting the merger. Energy merged with and into Acquisition Corp., with Acquisition Corp. carrying on as the surviving corporation, all of the issued and outstanding common stock in the capital of Energy was immediately cancelled, and the former shareholders of Energy were issued a total of 13,000,000 post-stock split common stock in the capital of Arkanova. In addition, the President of Arkanova returned 10,000,000 shares of common stock of the Company to treasury for cancellation for no consideration.

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

NOTE 2: GOING CONCERN

Arkanova has been in the exploration stage since its formation in June 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. The ability of the Company to emerge from the exploration stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. Arkanova has incurred losses of $3,285,179 since inception. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

d)	Basic and Diluted Net Income (Loss) Per Share

Arkanova computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Arkanova had net losses as of September 30, 2008 and 2007, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

e)	Financial Instruments

The fair values of financial instruments, which includes cash and cash equivalents, accounts payable, accrued liabilities, amounts due to a related party, debenture and notes payable were estimated to approximate their carrying values due to the relatively short maturity of these instruments.

f)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2008, Arkanova had no properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of September 30, 2008, no impairment has occurred.

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

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2008, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities.

i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2008 and 2007, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 4: RESTRICTED CASH

The restricted cash balance of $9,000,000 is classified as a long-term asset on the balance sheet as these funds are to be used for the acquisition of the Two Medicine Cut Bank Sand Unit in Pondera and Glacier counties, Montana, including but not limited to the oil and gas leases and the fixtures and equipment, by purchasing all of the issued and outstanding capital stock of Prism Corporation. As of September 30, 2008, the $9,000,000 was held by Snell, Wylie & Tibbals, P.C. in escrow. The closing of the acquisition was held on October 3, 2008 and the proceeds were appropriately distributed. See Note 13(a).

NOTE 5: OPTION AGREEMENTS ON MINERAL INTERESTS

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

NOTE 6: OIL AND GAS INTERESTS

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
Arkansas and Colorado, US properties	Acquisition	Exploration	Value

September 30, 2008	$9,921,020	$4,056,421	$13,977,441
September 30, 2007	$9,827,520	$615,682	$10,443,202

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

NOTE 7: RELATED PARTY TRANSACTIONS

(a)

On April 23, 2007, Arkanova hired its Chief Executive Officer and president who continues to serve in this capacity. Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share for five years. The exercise price was re-priced to $0.10 per share on November 14, 2008. See Note 13(c).

(b)

On October 18, 2007, the Company hired a Chief Financial Officer. Arkanova agreed to pay an annual salary of $85,000 and has granted stock options to acquire up to 200,000 shares of common stock at an exercise price of $1.70 per share, exercisable until October 18, 2012. The exercise price was re-priced to $0.10 per share on November 14, 2008. See Note 13(e).

(c)	On June 19, 2008, Arkanova granted options to its Chief Executive Officer and president to purchase 600,000 shares of common stock at an exercise price of $0.39 per share for five years.

(d)	On June 19, 2008, Arkanova granted options to its Chief Financial Officer to purchase 300,000 shares of common stock at an exercise price of $0.39 per share for five years.

NOTE 8: DEBENTURE

On March 19, 2008, Arkanova received $500,000 in exchange for a debenture and a warrant to purchase 250,000 shares of Arkanova’s common stock at a price of $0.65 per share for a period of five years. The debenture bears interest at a rate of 10% per annum and is due and payable on the earlier of (i) one year from the issuance date, (ii) upon a change of control of Arkanova, or (iii) upon closing of a subsequent financing or series of financings with gross proceeds of $1,000,000 received by Arkanova. If Arkanova defaults on the debenture, the debenture becomes convertible at the option of the holder into shares of Arkanova’s common stock at a conversion price of $0.25 per share. Arkanova also incurred and deferred debt issue costs of $45,000 in connection with the sale of the debenture and the warrant. During the year ended September 30, 2008, Arkanova recognized $45,000 of debt issue costs.

In accordance with APB 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, Arkanova has allocated the proceeds of issuance between the debenture and the warrant based on their relative fair values. Accordingly, Arkanova recognized $85,461 as additional paid-in capital and an equivalent discount which will be expensed over the term of the debenture. During the year ended September 30, 2008, the Company recorded accretion of $85,461, increasing the carrying value of the debenture to $500,000.

The Company repaid the debenture and accrued interest in October 2008.

NOTE 9: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on April 16, 2009. At September 30, 2008, accrued interest of $13,726 has been recorded.

(b)

On May 29, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on May 28, 2009. At September 30, 2008, accrued interest of $10,274 has been recorded.

(c)

On July 14, 2008, Arkanova received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At September 30, 2008, accrued interest of $8,014 has been recorded.

(d)

On September 3, 2008, Acquisition Corp. entered into a Note Purchase Agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. At September 30, 2008, accrued interest of $53,260 has been recorded. The promissory note is secured by a pledge of 1,000 shares of the outstanding shares of the common stock of Prism Corporation, an Oklahoma corporation acquired by Acquisition Corp. on October 3, 2008. See Note 13(a). As further security for payment of the indebtedness evidenced by the promissory note, Arkanova agreed to guarantee the payment of the promissory note and the performance of obligations of Acquisition Corp under the agreement. In addition, the Company will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Acquisition Corp. as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. Arkanova recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the year ended September 30, 2008, Arkanova recognized $35,257 of interest expense associated with this debt discount.

NOTE 10: COMMON STOCK

Common stock sales

During the year ended September 30, 2007, Arkanova accepted stock subscriptions for 4,586,500 shares of common stock at $0.80 per share for proceeds of $3,669,200. Arkanova paid $174,232 in finder’s fees in connection with this offering. At September 30, 2007, 3,040,500 shares were remaining to be issued. As of September 30, 2008, all of the 4,586,500 shares had been issued.

On October 31, 2007, Arkanova issued 400,000 shares of common stock at $0.80 per share for cash proceeds of $320,000.

Share Purchase Warrants

As at September 30, 2008, there were 963,175 share purchase warrants outstanding to purchase shares of common stock at $1.00 per share, of which 568,750 warrants are exercisable between March 1, 2008 and March 1, 2010, 294,425 warrants are exercisable between October 31, 2007 and October 31, 2012, and 100,000 warrants are exercisable between January 16, 2008 and December 31, 2013. Of the 963,175 share purchase warrants outstanding, 863,175 warrants were granted for finders fees in connection with the offering of common stock and 100,000 warrants were granted for consulting services rendered during the year ended September 30, 2008.

The warrants granted for consulting had a fair value of $40,308 using the Black-Scholes model. The warrants vested immediately and the $40,308 was recognized as consulting expense during the year ended September 30, 2008 (2007 - $Nil). The inputs in the Black-Scholes model were an expected term of 2.5 years, expected volatility of 57%, expected dividend yield of 0%, and a risk-free interest rate of 2.55% .

As at September 30, 2008, there was 1 share purchase warrant outstanding to purchase 250,000 shares of common stock at $0.65 per share for a period of five years. These warrants were granted with the sale of a $500,000 debenture. The inputs in the Black-Scholes calculation were an expected term of 2.5 years, expected volatility of 75%, expected dividend yield of 0%, and a risk-free interest rate of 1.68% . The relative fair value of this warrant was recorded as a debt discount. Refer to Note 8.

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

The weighted average grant date fair value of stock options granted during the years ended September 30, 2008 and 2007 was $0.38 and $1.33, respectively. No stock options were exercised during the years ended September 30,

2008 and 2007. During the years ended September 30, 2008 and 2007, Arkanova recorded stock-based compensation of $511,730 and $570,000, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value
	Options	$		$
Outstanding, September 30, 2007	900,000	1.33
Granted	1,480,000	0.63
Outstanding, September 30, 2008	2,380,000	0.90	4.21	–
Exercisable, September 30, 2008	2,193,333	0.83	4.22	–

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended	Year ended
	September 30,	September 30,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility	131%	159%
Expected life (in years)	2.6	2.5
Risk-free interest rate	3.40%	4.55%

A summary of the status of the Company’s non-vested stock options as of September 30, 2008, and changes during the year ended September 30, 2008, is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$
Non-vested at September 30, 2007	–	–
Granted	1,480,000	0.38
Vested	(1,293,333)	0.33
Non-vested at September 30, 2008	186,667	0.70

At September 30, 2008 and 2007, there was $40,783 and $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.10 years. There was no intrinsic value associated with the outstanding options at September 30, 2008.

NOTE 11: COMMITMENTS

(a)	On June 29, 2006, Arkanova hired a geological consulting firm and paid a deposit of $30,000 which is included in prepaid expenses at September 30, 2008.

(b)

Arkanova agreed to pay a finder’s fee of $150,000 related to an oil and gas property purchase. During the year ended September 30, 2007, Arkanova paid $75,000. Arkanova must pay an additional $75,000 within 14 days of the completion by Arkanova of the acquisition of substantially all of the property.

(c)

On April 23, 2007, Arkanova entered into an Executive Employment Agreement with its Chief Executive Officer. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and has granted options to purchase 300,000 shares of common stock at an exercise price of $1.30 per share. On October 15, 2007, this individual became the President of the Company. The exercise price was re-priced to $0.10 per share on November 14, 2008. See Note 13(c).

(d)

On September 3, 2008, Acquisition Corp. entered into a Pledge Agreement whereby Acquisition Corp. agreed to pledge 1,000 shares of Prism Corporation, an Oklahoma corporation acquired by Acquisition Corp. on October 3, 2008, to secure payment of the promissory note issued on September 3, 2008. See Note 9(d).

(e)

On September 3, 2008, Arkanova entered into a Guaranty Agreement whereby Arkanova agreed to guarantee the payment of the indebtedness evidenced by the promissory note issued by Acquisition Corp. on September 3, 2008 and the performance of the obligations of Acquisition Corp. under the Note Purchase Agreement. See Note 9(d).

NOTE 12: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration
2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
	$1,709,943

Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2008	2007
	$	$
Deferred income tax assets
Net losses carried forward	419,866	172,822
	419,866	172,822
Valuation allowance	(419,866)	(172,822)
Net deferred income tax asset	–	–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements.

NOTE 13: SUBSEQUENT EVENTS

(a)

On August 21, 2008, Acquisition Corp. entered into a Stock Purchase Agreement to acquire all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests. The purchase prices is $6,000,000 plus the amount of the expenditures that Provident has made pursuant to its agreement with the Blackfoot Tribal Council with respect to the wells in the Two Medicine Cut Bank Sand Unit in Pondera and Glacier counties, Montana (the “Unit”) from August 1, 2008 to October 3, 2008. In addition, Arkanova will deliver the gross proceeds received from the sale of the mineral inventory of Provident or Prism, produced by the Unit and held in storage tanks or in transit, as of October 3, 2008. The closing of the purchase and sale occurred on October 3, 2008.

(b)

On October 20, 2008, Arkanova entered into an Executive Employment Agreement with its Chief Operations Officer. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and the executive may be eligible to receive an annual bonus determined by the Board of Directors based on the performance of the Company. In addition, Arkanova has agreed to grant options to purchase 100,000 shares of common stock with an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to Arkanova’s stock option plan. An additional incentive stock option to acquire up to an additional 100,000 shares of common stock under the same terms will be granted upon the six month anniversary of the agreement.

(c)

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.30 per share to $0.10 per share. These stock options were granted to the Chief Executive Officer on April 23, 2007 and expire on April 23, 2012.

(d)

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.35 per share to $0.10 per share. These stock options were granted to a Director of the Company on April 23, 2007 and expire on April 23, 2012.

(e)

On November 14, 2008, Arkanova re-priced the exercise price of 200,000 stock options with an exercise price of $1.70 per share to $0.10 per share. These stock options were granted to the Chief Financial Officer on October 18, 2007 and expire on October 18, 2012.

(f)

On November 14, 2008, Arkanova entered into an Amended and Restated Stock Option Agreement with its Chief Financial Officer to alter the vesting provisions of the 200,000 stock options previously granted to its chief financial officer on October 18, 2007. The Amended and Restated Stock Option Agreement altered the vesting of the stock options such that all remaining options vest immediately.

(g)

On November 14, 2008, and subsequent to the year ended September 30, 2008, Arkanova amended the 2007 Stock Option Plan and increased the number of shares available for issuance from 2,500,000 to 5,000,000.

(h)

On November 19, 2008, Arkanova entered into a Stock Option and Subscription Agreement with its Chief Financial Officer. Pursuant to the terms of the agreement, Arkanova agreed to grant 100,000 stock options in consideration for continued services as Chief Financial Officer. Each option vests immediately and is exercisable at a price of $0.12 per share until expiry on November 19, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were effective as of September 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at December 17, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pierre Mulacek	President, Chief Executive Officer, Secretary, Treasurer Director	47	April 23, 2007
Erich Hofer(1)	Director	47	March 19, 2007
Reginald Denny	Chief Financial Officer	62	October 18, 2007
Garrett A. Cook	Chief Operations Officer	60	October 20, 2008

(1)        Member of our audit committee and compensation committee.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their respective principal occupations during the period, and the name and principal business of the organization by which they were employed.

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

Erich Hofer – Director

Mr. Hofer is a director of our company. Mr. Hofer leads business development for our company and has been instrumental in securing our company’s largest project acquisition to date. Mr. Hofer brings over fifteen years of international financial and management expertise to our company. He served from January 2005 to September 2007 as Group CFO for Argo-Hytos Ltd., a mobile hydraulic application manufacturer, headquartered in Baar, Switzerland. Prior to this, Mr. Hofer served from September 2001 to March 2004 as chief of staff and deputy of the group CEO at Schneeberger Ltd, a linear technology manufacturer, located in Roggwil, Switzerland. Prior to this time, Mr. Hofer served in various executive management leadership roles in several industrial and financial service companies in Switzerland. Mr. Hofer holds an MBA from the University of Chicago (2004) and a B.S. in Economics and Management from the University for Applied Science for Business and Administration in Zurich (1993). Mr. Hofer is also a Certified Management Accountant in Switzerland.

Reginald Denny – CPA Texas, Chief Financial Officer

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

Garret A. Cook – Chief Operations Officer

On October 20, 2008, Garrett A. Cook, joined our company as our Chief Operations Officer. Mr. Cook has over 25 year’s experience in oil and gas operations. For the past five years, Mr. Cook has served as Senior Operator with Chevron Pipeline Company (1995 to 2006), Field Supervisor with Plains Pipeline (2006 to 2007) and Right of Way Representative for Chesapeake Energy (2007 until joining our company).

Significant Employees

We have no significant employees beyond the officers of the company.

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

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

Our audit committee consists of Erich Hofer. Our audit committee was established in accordance with Section 3(c)(5)(A) of the Securities Exchange Act of 1934. Our board of directors has determined that Erich Hofer is the only member of our board of directors that is “independent” as the term is defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules. Our audit committee undertakes an independent review of our company’s financial statements, and meets with management to determine the adequacy of internal controls and other financial reporting matters.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Code of Ethics

Effective December 18, 2007, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer) and our company’s chief financial officer (being our principal financial and accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Arkanova Energy Corp., Suite 300, 21 Waterway Avenue, The Woodlands, Texas 77381.

Nomination Process

As of December 17, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Reginald Denny	2(1)	2	Nil

(1) The named officer filed two late Form 4’s – Statement of Changes in Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2008 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek President, Secretary and Treasurer(1)	2008 2007	115,000 50,923	Nil Nil	Nil Nil	176,926 186,000	Nil Nil	Nil Nil	Nil Nil	291,926 236,923
Reginald Denny(2) Chief Financial Officer	2008 2007	80,532 Nil	Nil Nil	Nil Nil	234,554 Nil	Nil Nil	Nil Nil	Nil Nil	315,086 Nil
Brian C. Doutaz(3) Former President and director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
James M. Hutchison(4) Former Secretary, Treasurer and director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Following the repricing of the options on November 14, 2008, the 300,000 options are exercisable at $0.10 per share until expiry on April 23, 2012.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Following the repricing of the options on November 14, 2008, the 200,000 options are exercisable at $0.10 per share until expiry on April 23, 2012.

(3)	Mr. Doutaz resigned as our president on March 1, 2007.

(4)	Mr. Hutchison resigned as our secretary and treasurer on March 1, 2007.

Compensation Discussion and Analysis

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

Effective April 23, 2007, we entered into an Executive Employment Agreement with Mr. Mulacek pursuant to which he has agreed to serve as our chief executive officer for a term of one year. We have agreed to pay Mr. Mulacek an annual salary of $120,000 and he may be eligible to receive an annual bonus as determined by the board of directors based upon the performance of our company. We have also agreed to grant to Mr. Mulacek options to purchase 300,000 shares of our common stock at an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to the stock option plan to be adopted by the Company’s compensation committee. We also granted 600,000 options to Mr. Mulacek on June 19, 2008 at an exercise price of $0.39 which options vested immediately.

Effective October 18, 2007, we entered into an executive employment agreement with Reginald Denny and appointed Mr. Denny as our chief financial officer. Under the terms of the executive employment agreement, Mr. Denny will receive an annual salary of $85,000, to be paid in accordance with our company’s usual payroll procedures. Pursuant to the executive employment agreement, Mr. Denny will also receive stock options to acquire up to 200,000 shares of our common stock at an exercise price of $1.70 per share, exercisable until October 18, 2012. One third of the options vested immediately and one third vested on each of the first and second anniversaries. Reginald Denny was also granted 300,000 options on June 19, 2008 at an exercise price of $0.39 which options vested immediately.

Subsequent to our year ended September 30, 2008, we entered into executive employment agreement with Garret Cook pursuant to which he agreed to serve as our chief operations officer for a term of one year. We have agreed to pay Mr. Cook an annual salary of $120,000 and he may be eligible to receive an annual bonus as determined by the board of directors based on the performance of our company. We have also agreed to grant Mr. Cook options to purchase 100,000 shares of our common stock at an exercise price equal to the lower of (i) $1.25, or (ii) the minimum price per share allowable pursuant to our company’s stock option plan.

Grants of Plan-Based Awards Table

The following table sets out each grant of an award made to a named executive officer in the last year ended September 30, 2008 under any plan:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimate Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Pierre Mulacek(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Reginald Denny(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Subsequent to the year ended September 30, 2008, Mr. Mulacek was granted 100,000 options on November 19, 2008, each option of which is exercisable at $0.12 per share until expiry on November 19, 2013.

Outstanding Equity Awards at Fiscal Year-End

We established a 2007 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 2,500,000 shares of our common stock, which plan was amended subsequent to year end to authorize the issuance of up to 5,000,000 shares of our common stock.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Mulacek President, Secretary and Treasurer(1)	300,000(1) 600,000(1)	Nil Nil	300,000(1) Nil	1.30(1) $0.39(1)	April 23, 2012 June 19, 2013	Nil Nil	N/A N/A	N/A N/A	N/A N/A
Reginald Denny(2) Chief Financial Officer	66,667(2) 300,000(2)	133,333(2) Nil	133,333(2) Nil	1.70(2) $0.39(2)	October 18, 2012 June 19, 2013	Nil Nil	N/A N/A	N/A N/A	N/A N/A

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. On November 14, 2008, and subsequent to our year end, our company repriced the 300,000 options (originally granted on April 23, 2007) held by Mr. Mulacek from $1.30 per share to $0.10 per share. Mr. Mulacek was also granted 600,000 options at an exercise price of $0.39 on June 19, 2008 which options vested immediately.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Mr. Denny was granted 200,000 options at an exercise price of $1.70 on October 18, 2007 (of which 66,667 have vested) and 300,000 options at an exercise price of $0.39 on June 19, 2008 which options vested immediately. On November 14, 2008, and subsequent to our year end, our company repriced the 200,000 options held by Mr. Denny from $1.70 per share to $0.10 per share. Pursuant to the terms of an amended stock option agreement dated November 14, 2008, we agreed to amend the vesting provisions such that all of the remaining options not already vested under the original agreement vested on November 14, 2008, the date of the amended agreement. Subsequent to the year ended September 30, 2008, we entered into a Stock Option Agreement with Mr. Denny and issued him an additional 100,000 options in consideration for services provided as chief financial officer. Each option is exercisable into one common share at the exercise price of $0.12 until November 19, 2008.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended September 30, 2008.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Compensation

The particulars of compensation paid to our directors for our year ended September 30, 2008, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Pierre Mulacek(1)	Nil	Nil	176,926	Nil	Nil	Nil	176,926
Erich Hofer(2)	13,000	Nil	89,963	Nil	Nil	Nil	102,963

(1)	Pierre Mulacek was appointed as a director of our company on April 23, 2007. Mr. Mulacek was granted 600,000 options on June 19, 2008 at an exercise price of $0.39 which options vested immediately.

(2)	Erich Hofer was appointed as a director of our company on March 19, 2007. Mr. Hofer was granted 300,000 options on June 19, 2008 at an exercise price of $0.39 which options vested immediately.

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

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 17, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after December 17, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Pierre Mulacek 21 Waterway Avenue Suite 300 The Woodlands, TX 77381	487,500(2)	1.3%
Erich Hofer Grossackerstrasse 64 CH-8041 Zurich, Switzerland	1,300,000(3)	3.5%
Reginald Denny 257 Willow Ridge Road Fortworth, TX 76103	305,000(4)	0.8%
Garret Cook 21 Waterway Avenue Suite 300 The Woodlands, TX 77381	66,666(5)	0.2
Directors and Executive Officers as a Group	2,159,166(6)	5.8%

(1)	Based on 36,450,250 shares of common stock issued and outstanding as of December 17, 2008.

(2)	Includes options to acquire an aggregate of 300,000 shares of common stock exercisable within sixty days of December 17 2008. Each option is exercisable at the price of $0.10 until April 23, 2012.

(3)	Includes options to acquire an aggregate of 300,000 shares of common stock exercisable within sixty days of December 17, 2008. Each option is exercisable at the price of $0.10 until April 25, 2012.

(4)

Includes options to acquire an aggregate of 300,000 shares of common stock exercisable within sixty days of December 17, 2008. Of such options, 200,000 are exercisable at the price of $0.10 until October 18, 2012 and 100,000 are exercisable at the price of $0.12 until November 19, 2013.

(5)	Includes options to acquire an aggregate of 66,666 shares of common stock exercisable within sixty days of December 17, 2008, exercisable at the price of $0.13 until October 20, 2013.

(6)	Includes options to acquire an aggregate of 966,666 shares of common stock exercisable within sixty days of December 17, 2008.

Securities Authorized For Issuance Under Equity Compensation Plan

This information can be found under Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2008 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

On June 19, 2008, we granted 600,000 options to Pierre Mulacek, an executive officer and director of our company, and 300,000 stock options to Reginald Denny, an executive of our company. Each option is exercisable at $0.39 per share until June 19, 2013. On November 14, 2008, and subsequent to our year ended September 30, 2008, we repriced 300,000 options issued to Mr. Mulacek from $1.30 per share to $0.10 per share, repriced 300,000 options issued to Erich Hofer, a director of our company, from $1.35 per share to $0.10 per share and repriced 200,000 options issued to Mr. Denny from $1.70 per share to $0.10 per share. Additionally, we granted 100,000 new options to Mr. Denny on November 19, 2008. Each option is exercisable at $0.12 per share until expiry on November 19, 2013.

Corporate Governance

We currently act with two directors, consisting of Pierre Mulacek and Erich Hofer. We have determined that Erich Hofer is an independent director as defined by Nasdaq Marketplace Rule 4200(a)(15). We currently act with a standing audit committee and a compensation committee. We do not have a standing nominating committee but our entire board of directors acts as our nominating committee.

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

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Compensation Committee

Our compensation committee consists of Erich Hofer. Mr. Hofer is a non-employee director of our company and is independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The compensation committee oversees our compensation and employee benefit plans, stock option plan and practices and produces a report on executive compensation. The compensation committee acts in accordance with our Compensation Committee Charter.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis, as set out in this annual report, with management, and based on the review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in our company’s annual report.

/s/ Erich Hofer

Transactions with Independent Directors

Our independent director did not enter into any transaction, relationship or arrangement during the year ended September 30, 2008 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2008 and 2007 for professional services rendered by Malone & Bailey, PC, of Houston, Texas for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2008	Year Ended September 30, 2007
Audit Fees and Audit Related Fees	$36,600	$37,500
Tax Fees	$12,550	Nil
All Other Fees	Nil	Nil
Total	$49,150	$37,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Malone & Bailey, PC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey, PC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1

Agreement and Plan of Merger dated October 20, 2006, among our company, Acquisition Corp. our wholly owned subsidiary and Arkanova Delaware (incorporated by reference from our Current Report on Form 8-K filed on October 23, 2006)

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

(4)	Instrument Defining the Rights of Holders

4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

(10)	Material Contracts

10.1	Oil and Gas Acquisition and Development Agreement dated July 24, 2006 between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.2	Option to Purchase and Royalty Agreement dated July 24, 2006, between Arkanova Delaware and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on March 7, 2007)

10.3	Executive Employment Agreement dated April 23, 2007 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.4	Note Purchase Agreement (incorporated by reference from our Quarterly Report filed on Form 10-QSB on May 21, 2007)

10.5	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)

10.6	Agreement dated May 21, 2007 among our company, Arkanova Acquisition Corp. and David Griffin (incorporated by reference from our Current Report on Form 8-K filed on May 23, 2007)

10.7	Note Purchase Agreement dated June 15, 2007, between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)

10.8	Promissory Note dated June 15, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 20, 2007)

10.9	Executive Employment Agreement dated October 18, 2007 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed October 19, 2007)

10.10	Purchase Agreement dated March 19, 2008 with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

10.11	Warrant Certificate with John Thomas Bridge & Opportunity Fund (incorporated by reference from our

Current Report on Form 8-K filed on March 26, 2008)

10.12

10% Promissory Note dated July 14, 2008 issued by our company to Aton Select Fund Limited in the principal amount of $375,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008)

10.13

Stock Purchase Agreement dated August 21, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2008)

10.14	Form of Note Purchase Agreement dated September 3, 2008 between our company and an unaffiliated lender (incorporated by reference from our Current Report on Form 8-K/A filed on December 10, 2008)

10.15

First Amendment to Stock Purchase Agreement dated October 3, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 6, 2008)

10.16	Executive Employment Agreement dated October 28, 2008 between our company and Garrett Cook (incorporated by reference from our Current Report on Form 8-K filed on October 23, 2008)

10.17	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.18	Stock Option and Subscription Agreement dated November 19, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

(21)	Subsidiaries

21.1	Arkanova Development LLC (Nevada Limited Liability Company)

Arkanova Acquisition Corporation (Delaware)

Prism Corporation (Oklahoma)

Provident Energy Associates of Montana, LLC (Montana Limited Liability Company)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: January 7, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: January 7, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 7, 2009

/s/ Erich Hofer
By: Erich Hofer
Director
Dated: January 7, 2009