Form 10-K/A
period 2008-09-30
ARKANOVA ENERGY CORP.
filed 2009-01-08
CIK 1191359

EXPLANATION OF THIS AMENDED FILING: THIS FORM 10-K HAS BEEN AMENDED TO INCLUDE (I) THE RESERVE ESTIMATE AND FINANCIAL FORECAST FOR THE COMPANY’S INTEREST IN TWO MEDICINE CUT BANK SAND UNIT, CUT BANK FIELD, GLACIER AND PONDERA COUNTIES, MONTANA, DATED AUGUST 26, 2008, AS PREPARED BY GUSTAVSON ASSOCIATES, LLC AND (II) THE CONSENT OF GUSTAVSON ASSOCIATES, LLC FOR THE COMPANY TO REFER TO SUCH REPORT AND ATTACH SUCH REPORT AS AN EXHIBIT.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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
Yes [   ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

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

As used in this annual report, the terms “we”, “us”, “our”, and “Arkanova” mean Arkanova Energy Corporation, unless otherwise indicated.

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

10.16	Executive Employment Agreement dated October 28, 2008 between our company and Garrett Cook (incorporated by reference from our Current Report on Form 8-K filed on October 23, 2008)

10.17	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.18	Stock Option and Subscription Agreement dated November 19, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

(21)	Subsidiaries

21.1	Arkanova Development LLC (Nevada Limited Liability Company)

Arkanova Acquisition Corporation (Delaware)

Prism Corporation (Oklahoma)

Provident Energy Associates of Montana, LLC (Montana Limited Liability Company)

(23)	Consents of Experts and Counsel

23.1*	Consent of Gustavson Associates, LLC – Independent Petroleum Engineers

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1*	Reserve Estimate and Financial Forecast for Proposed Arkanova Energy Corporation Interests in Two Medicine Cut Bank Sand Unit, Cut Bank Field, Glacier and Pondera Counties, Montana dated August 26, 2008 prepared by Gustavson Associates, LLC

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
Dated: January 8, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: January 8, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 8, 2009

/s/ Erich Hofer
By: Erich Hofer
Director
Dated: January 8, 2009