Form 10-Q
period 2008-12-31
ARKANOVA ENERGY CORP.
filed 2009-02-23
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-51612

(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2441 High Timbers Drive, Suite 120 The Woodlands, Texas 77380
(Address of principal executive offices) (zip code)

281.298.9555
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

36,450,250 common shares issued and outstanding as at February 19, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended December 31, 2008 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2008	2008
ASSETS
Cash and cash equivalents	$367,753	$464
Prepaid expenses and other	1,380,480	187,018
Other receivables	429,399	–
Total current assets	2,177,632	187,482
Restricted cash	–	9,000,000
Property and equipment	32,956	1,945
Oil and gas properties, unproven, full cost method (Note 4)	13,983,239	13,977,441
Oil and gas properties, proven, full cost method (Note 4)	–	–
Pipeline	17,248	–
Total assets	$16,211,075	$23,166,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$460,666	$357,347
Accrued liabilities	345,351	161,680
Due to related party	–	9,140
Debenture payable (Note 6)	–	500,000
Notes payable (Note 7)	10,118,403	10,010,257
Total current liabilities and total liabilities	10,924,420	11,038,424

Contingencies and commitments (Note 9)
Stockholders’ Equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized,
36,450,250 shares issued and outstanding	36,450	36,450
Additional paid-in capital	15,450,083	15,377,173
Retained deficit	(10,199,878)	(3,285,179)
Total stockholders’ equity	5,286,655	12,128,444
Total liabilities and stockholders’ equity	$16,211,075	$23,166,868

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2008	2007
Revenue
Oil and gas sales	$126,398	$–
Total revenue	$126,398	$–

Expenses
General and administrative expenses	$759,980	$278,972
Oil and gas production costs	492,149	–
Depletion	65,551
Impairment of oil and gas properties	5,533,043	–
Net loss before other income (expense)	(6,724,325)	(278,972)
Other income (expenses)
Interest expense	(316,045)	–
Interest income	1,914	15,339
Rental income	368	–
Gain on write-off of account payable	113,389	–
Gain on forgiveness of debt	10,000	–
Net loss	$(6,914,699)	$(263,633)
Loss per share – basic and diluted	$(0.19)	$(0.01)
Weighted average common shares outstanding	36,450,000	35,282,663

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2008	2007

Operating Activities

Net loss	$(6,914,699)	$(263,633)

Adjustment to reconcile net loss to net cash used in
operating activities:

Amortization of discount on debenture	108,146	–
Depreciation	853	–
Depletion	65,551	–
Gain on write-off of account payable	(113,389)	–
Gain on forgiveness of debt	(10,000)	–
Impairment of oil and gas properties	5,533,043	–
Loss on write-off of equipment	–	1,602
Stock-based compensation	72,910	62,194

Changes in operating assets and liabilities:
Prepaid expenses	(1,193,462)	(285,909)
Other receivables	(351,407)	–
Accounts payable and accrued liabilities	231,171	7,776
Accrued interest	179,206	–
Due to related parties	(9,139)	(14,458)

Net Cash Used in Operating Activities	(2,401,216)	(492,428)

Investing Activities

From restricted cash	9,000,000	–
Net cash paid on acquisition of Prism	(5,676,586)	–
Purchase of equipment	(49,111)	(2,758)
Oil and gas property expenditures	(5,798)	(1,539,619)

Net Cash Provided by (Used in) Investing Activities	3,268,505	(1,542,377)

Financing Activities

Proceeds from issuance of common stock, net	–	145,768
Repayment of debenture	(500,000)	–

Net Cash (Used in ) Provided by Financing Activities	(500,000)	145,768

Net Change in Cash	367,289	(1,889,037)

Cash and cash equivalents – beginning of period	464	2,658,869

Cash and cash equivalents – end of period	$367,753	$769,832

Supplemental Cash Flow and Other Disclosures (Note 10)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statement of Stockholders’ Equity
For the Three Months ended December 31, 2008
(unaudited)

					Retained deficit
	Common Stock		Additional	Common
		Par	Paid-in	Stock
	Shares	Value	Capital	Subscribed		Totals

Balance – September 30, 2008	36,450,250	36,450	15,377,173	–	(3,285,179)	12,128,444
Stock-based compensation	–	–	72,910	–	–	72,910
Net loss for the period	–	–	–	–	(6,914,699)	(6,914,699)
Balance – December 31, 2008	36,450,250	$36,450	$15,450,083	$–	$(10,199,878)	$5,286,655

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

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

On October 3, 2008, Acquisition Corp. acquired all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests (Note 3).

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $10,199,878 since inception and has a negative working capital of $8,764,788 at December 31, 2008. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: ACQUISITION OF PRISM CORPORATION

On August 21, 2008, Acquisition Corp. entered into a Stock Purchase Agreement to acquire all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests. The purchase price was $6,000,000 plus the amount of the expenditures that Provident was made pursuant to its agreement with the Blackfoot Tribal Council with respect to the wells in the Two Medicine Cut Bank Sand Unit in Pondera and Glacier counties, Montana (the “Unit”) from August 1, 2008 to October 3, 2008. In addition, Arkanova will deliver the gross proceeds received from the sale of the mineral inventory of Provident or Prism, produced by the Unit and held in storage tanks or in transit, as of October 3, 2008. The former owner of Prism is responsible for any expenditures relating to the clean up of an oil spill that occurred in September 2008. The amount paid by the former owner is accounted for as a reduction to the purchase price of $6,000,000. The closing of the purchase and sale occurred on October 3, 2008. Arkanova paid finder’s fee of $100,000 and legal fees of $20,058 related to the acquisition.

The purchase price was allocated to the following assets and liabilities:

Cash	$107,027
Other accounts receivable	77,992
Oil and gas properties	5,598,594

Paid by $6,000,000 and transaction costs of $120,058 less a
reimbursement of $336,445 oil spill clean up costs	$5,783,613

The following table reflects pro forma revenues, net income and net income as if the acquisition of Prism completed on October 3, 2008 had taken place at the beginning of the period presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2008	2007
Revenues	$126,398	$284,617
Net (loss) income	(6,914,699)	(111,091)
(Loss) earnings per share:
Basic	(0.19)	0.00
Diluted	(0.19)	0.00

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. Arkanova’s oil and gas properties in Arkansas and Colorado are unproven. Arkanova’s oil and gas properties in Montana are proven. All of Arkanova’s oil and gas properties are located in the United States.

Unproven Properties, Arkansas and Colorado

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
	Acquisition	Exploration	Value

December 31, 2008	$9,921,020	$4,062,219	$13,983,239

September 30, 2008	$9,921,020	$4,056,421	$13,977,441

Proven and Developed Properties, Montana

On October 3, 2008, Arkanova Acquisition Corporation, a subsidiary of Arkanova Energy Corporation, acquired all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests. Provident holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit (the “Unit’) in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with the Unit, which covers approximately 9,900 acres. There are currently 15 wells producing oil from the Unit. Ownership of these leasehold interests gives Arkanova the right to develop and produce all of the oil and gas reserves under the Unit.

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

At December 31, 2008, the carrying value of Arkanova’s proven oil and gas properties that were subject to impairment was $5,533,043 ($5,598,594 less accumulated depletion of $65,551). The present value of the estimated future net revenue of the oil and gas properties is $nil. Therefore, on December 31 2008, Arkanova recognized an impairment charge of $5,533,043 related to these properties.

	December 31,	September 30,
	2008	2008
Beginning Balance	$–	$–
Additions related to acquisition	5,598,594	–
Less accumulated depletion	(65,551)	–
Less impairment of oil and gas properties	(5,533,043)
Total Proven and Developed Properties	$–	$–

NOTE 5: RELATED PARTY TRANSACTIONS

(a)

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

(b)

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.35 per share to $0.10 per share. These stock options were granted to a Director of the Company on April 23, 2007 and expire on April 23, 2012. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental interest expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. Arkanova recognized an incremental compensation cost of $8,917 for these modified stock options.

(c)

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

NOTE 7: NOTES PAYABLE

(a)

On September 3, 2008, Acquisition Corp. entered into a Note Purchase Agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. At December 31, 2008, accrued interest of $234,740 has been recorded. The promissory note is secured by a pledge of 1,000 shares of the outstanding shares of the common stock of Prism Corporation, an Oklahoma corporation acquired by Acquisition Corp. on October 3, 2008. See Note 3. As further security for payment of the indebtedness evidenced by the promissory note, Arkanova agreed to guarantee the payment of the promissory note and the performance of obligations of Acquisition Corp under the agreement. In addition, the Company will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Acquisition Corp. as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. Arkanova recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the three months ended December 31, 2008, Arkanova recognized $108,146 of interest expense associated with this debt discount.

NOTE 8: COMMON STOCK

Stock Options

On April 25, 2007, Arkanova adopted a stock option plan named the 2007 Stock Option Plan (the “Plan”), the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of our company. Prior to the grant of options under the 2007 Stock Option Plan, there were 2,500,000 shares of our common stock available for issuance under the plan. On November 14, 2008, Arkanova amended the 2007 Stock Option Plan and increased the number of shares available for issuance from 2,500,000 to 5,000,000.

During the three months ended December 31, 2008, Arkanova granted 200,000 stock options, of which 100,000 stock options are exercisable at $0.13 per share between October 20, 2008 and October 20, 2013 and 100,000 stock options are exercisable at $0.12 per share between November 19, 2008 and November 19, 2013. The weighted average grant date fair value of stock options granted during the three months ended December 31, 2008 was $0.10. No stock options were exercised during the three months ended December 31, 2008. During the three months ended December 31, 2008, Arkanova recorded stock-based compensation of $14,065, as general and administrative expense.

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.30 per share to $0.10 per share. These stock options were granted to the Chief Executive Officer on April 23, 2007 and expire on April 23, 2012. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. Arkanova recognized an incremental compensation cost of $8,764 for these modified stock options.

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.35 per share to $0.10 per share. These stock options were granted to a Director of the Company on April 23, 2007 and expire on April 23, 2012. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. Arkanova recognized an incremental compensation cost of $8,917 for these modified stock options.

On November 14, 2008, Arkanova entered into an Amended and Restated Stock Option Agreement with its Chief Financial Officer to alter the vesting provisions of the 200,000 stock options previously granted to its chief financial officer on October 18, 2007. The Amended and Restated Stock Option Agreement altered the vesting of the stock options such that all remaining options vest immediately and Arkanova recorded stock-based compensation of $30,123, as general and administrative expense. Arkanova also re-priced the exercise price of 200,000 stock options with an exercise price of $1.70 per share to $0.10 per share. These stock options were granted to the Chief Financial Officer on October 18, 2007 and expire on October 18, 2012. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. Arkanova recognized an incremental compensation cost of $5,785 for these modified stock options.

On November 14, 2008, Arkanova re-priced the exercise price of 80,000 stock options with an exercise price of $1.55 per share to $0.10 per share. These stock options were granted to an employee of the Company on November 6, 2007 and expire on November 6, 2012. In accordance with SFAS No. 123R, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. On November 14, 2008, Arkanova recognized an incremental compensation cost of $1,099 for these modified stock options. The employee was terminated on November 30, 2008 and Arkanova recognized stock-based compensation of $4,157 for the period from October 1, 2008 to November 30, 2008. Upon termination of the employee, 26,667 unvested stock options were forfeited.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$
Outstanding, September 30, 2008	2,380,000	0.90
Granted	200,000	0.13
Forfeited/Cancelled	(26,667)	0.10
Outstanding, December 31, 2008	2,553,333	0.39	4.03	-
Exercisable, December 31, 2008	2,486,666	0.39	4.00	-

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months
ended
December 30,
2008

Expected dividend yield	0.00%
Expected volatility	158.50%
Expected life (in years)	2.75
Risk-free interest rate	1.62%

A summary of the status of the Company’s non-vested stock options as of December 31, 2008, and changes during the three month period ended December 31, 2008, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$

Non-vested at September 30, 2008	186,667	0.70

Granted	200,000	0.10
Forfeited/Cancelled	(26,667)	0.64
Vested	(293,333)	0.45

Non-vested at December 31, 2008	66,667	0.11

At December 31, 2008, there was $6,294 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.80 years. There was no intrinsic value associated with the outstanding options at December 31, 2008.

NOTE 9: COMMITMENTS

(a)	See Note 6(d).

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

(c)

On October 3, 2008, Arkanova entered into a consulting agreement with the former owner of Prism Corporation to provide consulting services for a period of 15 months. Pursuant to the agreement, Arkanova agreed to pay $1,500,000 of which $1,200,000 is included in prepaid expenses at December 31, 2008.

NOTE 10: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2008	2007
Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable and accrued liabilities related to
capital expenditures	$–	$1,690,179

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares in our capital stock and the terms “we”, “us”, “our” and Arkanova mean Arkanova Energy Corporation.

Results of Operations for the Three Months Ended December 31, 2008

Change from Exploration Company to Junior Producing Oil and Gas Company

On August 21, 2008, our wholly-owned subsidiary, Arkanova Acquisition Corporation, entered into a stock purchase agreement with Billie J. Eustice and the Gary L. Little Trust to acquire all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation, for a purchase price of $6,000,000. The closing of the purchase and sale occurred on October 3, 2008.

Following the closing date, we acquired all of the membership interests of Provident Energy Associates of Montana, LLC, which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Two Medicine Cut Bank Sand Unit. Also a 3% overriding royalty interest is likely to be assigned to an unrelated party. The Unit, which covers approximately 9,900 acres, is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 15 wells producing oil from the Unit. Those 15 wells produced 3,405 barrels of oil (2,725 net bbls to Arkanova) during the quarter ended December 31, 2008. Ownership of these leasehold interests provides us with the right to develop and produce all of the oil and gas reserves under the Unit.

The funds used to close the acquisition were provided by an unaffiliated lender and, as part of a $9,000,000 loan transaction, our subsidiary pledged the shares of Prism it acquired to secure the loan. The terms of the loan stated that the proceeds were to be used for the acquisition of the Two Medicine Cut Bank Sand Unit, the oil and gas leases comprising same, the fixtures and equipment therewith, all the capital stock of Prism Corporation and for general working capital purposes.

The Bureau of Land Management (BLM) in its report dated May 8, 1996 estimated that the Two Medicine Cut Bank Sand Unit, (TMCBSU), had 105,390,000 barrels of original oil in place within the TMCBSU. Cumulative production through December 31, 2008 is estimated at 10,804,000 barrels of oil leaving an estimated reserve balance of 94,586,000 barrels of oil. The BLM also reported that an additional 16-17 million barrels of oil could be recovered. For information related to TMCBSU reserves, please see the reserve report attached to our annual report on Form 10-K/A filed on January 8, 2009.

Following the closing of the stock purchase agreement on October 3, 2008, we became a junior producing oil and gas company. Prior to this date, we were an exploration stage company that did not generate any revenues on our oil and gas property interests. As a result, comparison of our financial information from the three months ended December 31, 2008 with prior periods will not provide meaningful analysis.

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2008 which are included herein:

	December 31,	December 31,
	2008	2007
Revenue	$126,398	$-
Expenses	$6,724,325	278,972
Net Loss	$(6,914,699)	$(263,633)

Revenues

On October 3, 2008, we became a junior producing oil and gas company following the closing of the stock purchase agreement. Prior to that date, we were an exploration stage company that had not earned any revenues from our oil and gas property interests. During the three months ended December 31, 2008, we generated $126,398 in revenue as compared to revenues of $Nil during the three months ended December 31, 2007.

The significant reduction in the price of oil following the global economic crises has materially affected our anticipated revenue stream from our property interests in Montana. Management anticipates that our company will need to receive approximately $75 per barrel of oil to cover existing operating expenses. As a result of the current low price of oil, our company will continue to incur expenses in excess of the revenues generated from our properties. We anticipate that we will have to address the cash shortfall through additional equity financings in the future. We can offer no assurance, however, that such financings will be available on terms acceptable to our company. We also intend to generate additional funds in the future through increased output following our company’s plan to increase the number of wells on our producing properties.

Expenses

Total expenses increased during the three months ended December 31, 2008 to $6,724,325 as compared to $278,972 during the three months ended December 31, 2007. The increase is largely the result of costs incurred following the acquisition of our producing properties in Montana. Specifically, general and administrative expenses increased from $278,972 during the three months ended December 31, 2007 to $759,980 during the three months ended December 31, 2008, largely the result of increased legal fees and other costs necessary to close the transaction. The three months ended December 31, 2008 also resulted in oil and gas production costs of $492,149, depletion expenses of $65,551 and impairment of oil and gas properties of $5,533,043, all of which were inapplicable during the three months ended December 31, 2007.

Liquidity and Capital Resources

Working Capital

	At December 31,	At September 30,
	2008	2008
Current assets	$2,177,632	$187,482
Current liabilities	10,924,420	11,038,424
Working capital deficiency	$8,746,788	$10,850,942

We had cash and cash equivalents of $367,753 and a working capital deficit of $8,746,788 as at December 31, 2008 compared to cash and cash equivalents of $464 and a working capital deficiency of $10,850,942 as at September 30, 2008. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $14,250,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs
Drilling and Remediation Costs	$6,000,000
Seismic Costs	$1,200,000
Employee and Consultant Compensation	$900,000
Professional Fees	$250,000
General and Administrative Expenses	$300,000
Total	$14,250,000

Our company’s principal cash requirements are for remediation of our Montana oil and gas leases and for exploration expenses as we proceed to determine the feasibility of developing our current exploration stage property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to generate sufficient funds from operations or obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Debt Obligations

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

Our company repaid the debenture and accrued interest in October 2008.

On April 17, 2008, we received $300,000 through the issuance of a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on April 16, 2009. At December 31, 2008, we recorded accumulated accrued interest of $21,288 on the note.

On May 29, 2008, we received $300,000 through the issuance of a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on May 28, 2009. At December 31, 2008, we recorded accumulated accrued interest of $17,835 on the note.

On July 14, 2008, we received $375,000 through the issuance of a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At December 31, 2008, we recorded accumulated accrued interest of $14,466 on the note.

On September 3, 2008, Arkanova Acquisition Corporation entered into a note purchase agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. At December 31, 2008, we recorded accumulated accrued interest of $234,740. The promissory note is secured by a pledge of 1,000 shares of the outstanding shares of the common stock of Prism Corporation, an Oklahoma corporation acquired by Arkanova Acquisition Corporation on October 3, 2008. As further security for payment of the indebtedness evidenced by the promissory note, we agreed to guarantee the payment of the promissory note and the performance of obligations of Arkanova Acquisition Corporation under the agreement. In addition, we will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Arkanova Acquisition Corporation as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. We recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the three months ended December 31, 2008, we recognized $108,146 of interest expense associated with this debt discount.

Lease Acquisition Costs

We have recorded 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $7,200,000 during the next twelve months, which will include drilling and, if warranted, completion costs for two vertical or horizontal exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, we are required to commence drilling of our first well within six months of the date of acceptance by us of the last of the oil and gas leases and are required to drill five additional wells within twenty-four months of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $6,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
August, 2009	Commence Seismic Program
September, 2009	Re-enter and deepen Griffin well in Arkansas if seismic warrants
October, 2009	Commence drilling 2nd well in Arkansas based on seismic information

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $900,000. As of December 31, 2008, Pierre Mulacek, Reginald Denny and Garrett Cook were our employees. We agreed to pay Mr. Mulacek an annual salary of $120,000 which was increased to $240,000, Mr. Denny an annual salary of $85,000, increased to $170,000 following the acquisition of the Montana oil & gas property and Mr. Cook an annual salary of $120,000 plus a discretionary performance based bonus as determined by our board of directors.

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

Cash Used In Operating Activities

Cash was used in operating activities in the amount of $2,401,216 during the three months ended December 31, 2008.

Cash From Investing Activities

We received net cash from investing activities in the amount of $3,268,505 during the three months ended December 31, 2008.

Cash from Financing Activities

Cash was used in financing activities in the amount of $500,000 during the three months ended December 31, 2008.

Capital Expenditures

Other than as set out below, and as of December 31, 2008, our company did not have any material commitments for capital expenditures.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of December 31, 2008, we had properties with proven reserves. The proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of December 31, 2008, the proved property was fully impaired.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward looking statements. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward looking statements.

Risks Relating To Our Business And The Oil And Gas Industry

We have a history of losses and this trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $10,199,878 as at December 31, 2008. We may not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months following the commencement of production and increased exploration activities. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a limited operating history, which may hinder our ability to successfully meet our objectives.

We have a limited operating history upon which to base an evaluation of our current business and future prospects. We have only recently commenced production and we do not have an established history of operating producing properties or locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our operations and proposed exploration activities will require significant capital expenditures for which we may not have sufficient funding and if we do obtain additional financing, our existing shareholders may suffer substantial dilution.

We intend to make capital expenditures far in excess of our existing capital resources to develop, acquire and explore oil and gas properties. We intend to rely on funds from operations and external sources of financing to meet our capital requirements to continue acquiring, exploring and developing oil and gas properties and to otherwise implement our business plan. We plan to obtain additional funding through the debt and equity markets, but we can offer no assurance that we will be able to obtain additional funding when it is required or that it will be available to us on commercially acceptable terms, if at all. In addition, any additional equity financing may involve substantial dilution to our then existing shareholders.

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

  changes in supply and demand; and

  general economic conditions.

We might incur additional debt in order to fund our exploration and development activities, which would continue to reduce our financial flexibility and could have a material adverse effect on our business, financial condition or results of operations.

If we incur indebtedness, the ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our current or future debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

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

We will be required to replace, maintain or expand our reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from natural gas and oil properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we are not successful in our exploration and development activities, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

10.16	Executive Employment Agreement dated October 28, 2008 between our company and Garrett Cook (incorporated by reference from our Current Report on Form 8-K filed on October 23, 2008)

10.17	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.18	Stock Option and Subscription Agreement dated November 19, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.19*	Employment Agreement dated October 1, 2008 between our company and Pierre Mulacek

10.20*	Employment Agreement dated October 18, 2008 between our company and Reginald Denny

(21)	Subsidiaries

21.1	Arkanova Development LLC (Nevada Limited Liability Company)

Arkanova Acquisition Corporation (Delaware)

Prism Corporation (Oklahoma)

Provident Energy Associates of Montana, LLC (Montana Limited Liability Company)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Reserve Estimate and Financial Forecast for Proposed Arkanova Energy Corporation Interests in Two

Medicine Cut Bank Sand Unit, Cut Bank Field, Glacier and Pondera Counties, Montana dated August 26, 2008 prepared by Gustavson Associates, LLC (incorporated by reference from our annual report on Form 10-K/A filed on January 8, 2009)

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: February 23, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: February 23, 2009