Form 10-Q
period 2009-03-31
ARKANOVA ENERGY CORP.
filed 2009-05-20
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-51612

(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2441 High Timbers Drive, Suite 120, The Woodlands, Texas 77380
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

Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]
(Not currently applicable to the Registrant).

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

36,450,250 shares of common stock issued and outstanding as at May 12, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the six months ended March 31, 2009 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2009	2008
ASSETS
Cash and cash equivalents	$30,897	$464
Accrued oil and gas revenues	47,052	–
Prepaid expenses and other	973,094	187,018
Other receivables	224,582	–
Total current assets	1,275,625	187,482
Restricted cash	–	9,000,000
Property and equipment	40,152	1,945
Oil and gas properties, unproven, full cost method (Note 4)	14,025,193	13,977,441
Oil and gas properties, proven, full cost method (Note 4)	–	–
Pipeline	28,900	–
Total assets	$15,369,870	$23,166,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$380,720	$357,347
Accrued liabilities	506,222	161,680
Due to related party	14,563	9,140
Debenture payable (Note 6)	–	500,000
Notes payable (Note 7)	10,230,204	10,010,257
Total current liabilities and liabilities	11,131,709	11,038,424

Contingencies and commitments (Note 9)
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
36,450,250 shares issued and outstanding	36,450	36,450
Additional paid-in capital	15,451,432	15,377,173
Deficit accumulated during the exploration stage	(11,249,721)	(3,285,179)
Total stockholders’ equity	4,238,161	12,128,444
Total liabilities and stockholders’ equity	$15,369,870	$23,166,868

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Revenue
Oil and gas sales	$102,412	$–	$228,810	$–
Total revenue	$102,412	$–	$228,810	$–

Expenses
General and administrative expenses	$716,670	$259,309	$1,476,650	$538,281
Oil and gas production costs	158,574	–	650,723	–
Depletion	–	–	65,551	–
Impairment of oil and gas properties	–	–	5,533,043	–
Operating loss	(772,832)	(259,309)	(7,497,157)	(538,281)
Other income (expenses)
Interest expense	(313,831)	(4,591)	(629,876)	(4,591)
Interest income	209	1,111	2,123	16,450
Rental income	–	–	368	–
Gain on write-off of account payable	36,611	–	150,000	–
Gain on forgiveness of debt	–	–	10,000	–
Net loss	$(1,049,843)	$(262,789)	$(7,964,542)	$(526,422)
Loss per share – basic and diluted	$(0.03)	$(0.01)	$(0.22)	$(0.01)
Weighted average common shares outstanding	36,450,000	36,443,000	36,450,000	35,860,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Operating Activities
Net loss	$(7,964,542)	$(526,422)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of discount on debenture	219,947	2,810
Depreciation	4,547	218
Depletion	65,551	–
Gain on write-off of account payable	(150,000)	–
Gain on forgiveness of debt	(10,000)	–
Impairment of oil and gas properties	5,533,043	–
Loss on write-off of equipment	–	1,613
Stock-based compensation	74,259	143,567
Changes in operating assets and liabilities:
Prepaid expenses	(786,076)	(24,690)
Accounts receivable	(47,053)	–
Other receivables	(146,590)	–
Accounts payable and accrued liabilities	135,926	(297,257)
Accrued interest	380,782	1,781
Due to related parties	5,424	(14,458)

Net Cash Used in Operating Activities	(2,684,782)	(712,838)
Investing Activities
From restricted cash	9,000,000	–
Net cash paid on acquisition	(5,676,586)	–
Purchase of equipment	(71,653)	(2,758)
Oil and gas property expenditures	(36,546)	(2,532,597)
Net Cash Provided by (Used in) Investing Activities	3,215,215	(2,535,355)

Financing Activities
Proceeds from issuance of common stock, net	–	145,768
Proceeds from issuance of debenture	–	500,000
Repayment of debenture	(500,000)	–
Deferred financing costs	–	(43,521)
Net Cash (Used in) Provided by Financing Activities	(500,000)	602,247
Net Change in Cash	30,433	(2,645,946)
Cash and cash equivalents – beginning of period	464	2,658,869

Cash and cash equivalents – end of period	$30,897	$12,923

Supplemental Cash Flow and Other Disclosures (Note 10)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statement of Stockholders’ Equity
For the Six Months ended March 31, 2009
(unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-in	Exploration
	Shares	Value	Capital	Stage	Totals

Balance – September 30, 2008	36,450,250	$36,450	$15,377,173	$(3,285,179)	$12,128,444
Stock-based compensation	–	–	74,259	–	74,259
Net loss for the period	–	–	–	(7,964,542)	(7,964,542)
Balance – March 31, 2009	36,450,250	$36,450	$15,451,432	$(11,249,721)	$4,238,161

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties. Effective on November 1, 2006, the Company changed its name from Alton Ventures, Inc. to Arkanova Energy Corporation.

On October 3, 2008, Arkanova acquired all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests (Note 3).

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K/A for the year ended September 30, 2008. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2008 Annual Report on Form 10-K/A and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended March 31, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has an accumulated deficit of $11,249,721 and has a negative working capital of $9,856,084 at March 31, 2009. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

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

NOTE 3: ACQUISITION OF PRISM CORPORATION (continued)

The following table reflects pro forma revenues, net income and net income as if the acquisition of Prism completed on October 3, 2008 had taken place at the beginning of the period presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Revenues	$228,810	$445,076
Net (loss) income	(7,964,542)	(380,443)
(Loss) earnings per share:
Basic	(0.22)	0.00
Diluted	(0.22)	0.00

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. Arkanova’s oil and gas properties in Arkansas and Colorado are unproven. Arkanova’s oil and gas properties in Montana are proven. All of Arkanova’s oil and gas properties are located in the United States.

Unproven Properties, Arkansas and Colorado

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
	Acquisition	Exploration	Value

March 31, 2009	$9,958,520	$4,066,673	$14,025,193
September 30, 2008	$9,921,020	$4,056,421	$13,977,441

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

NOTE 6: DEBENTURE

The Company repaid $500,000 debenture and accrued interest in October 2008.

NOTE 7: NOTES PAYABLE

On September 3, 2008, Acquisition Corp. entered into a Note Purchase Agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. At March 31, 2009, accrued interest of $412,274 has been recorded. The promissory note is secured by a pledge of 1,000 shares of the outstanding shares of the common stock of Prism Corporation, an Oklahoma corporation acquired by Acquisition Corp. on October 3, 2008. See Note 3. As further security for payment of the indebtedness evidenced by the promissory note, Arkanova agreed to guarantee the payment of the promissory note and the performance of obligations of Acquisition Corp under the agreement. In addition, the Company will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Acquisition Corp. as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. Arkanova recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the six months ended March 31, 2009, Arkanova recognized $219,947 of interest expense associated with this debt discount.

NOTE 8: COMMON STOCK

Stock Options

On April 25, 2007, Arkanova adopted a stock option plan named the 2007 Stock Option Plan (the “Plan”), the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of Arkanova. Prior to the grant of options under the 2007 Stock Option Plan, there were 2,500,000 shares of Arkanova’s common stock available for issuance under the plan.

NOTE 8: COMMON STOCK (continued)

Stock Options (continued)

During the six months ended March 31, 2009, Arkanova granted 200,000 stock options, of which 100,000 stock options are exercisable at $0.13 per share between October 20, 2008 and October 20, 2013 and 100,000 stock options are exercisable at $0.12 per share between November 19, 2008 and November 19, 2013. The weighted average grant date fair value of stock options granted during the six months ended March 31, 2009 was $0.10. No stock options were exercised during the six months ended March 31, 2009. During the six months ended March 31, 2009, Arkanova recorded stock-based compensation of $15,414, as general and administrative expense.

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

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$
Outstanding, September 30, 2008	2,380,000	0.90
Granted	200,000	0.13
Forfeited/Cancelled	(26,667)	0.10
Outstanding, March 31, 2009	2,553,333	0.39	3.78	68,733
Exercisable, March 31, 2009	2,486,666	0.39	3.76	66,067

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six months
ended
March 31,
2009

Expected dividend yield	0.00%
Expected volatility	158.50%
Expected life (in years)	2.75
Risk-free interest rate	1.62%

NOTE 8: COMMON STOCK (continued)

Stock Options (continued)

A summary of the status of the Company’s non-vested stock options as of March 31, 2009, and changes during the six month period ended March 31, 2009, is presented below:

		Weighted Average
		Grant Date
Non-vested options	Number of options	Fair Value
		$

Non-vested at September 30, 2008	186,667	0.70

Granted	200,000	0.10
Forfeited/Cancelled	(26,667)	0.64
Vested	(293,333)	0.45
Non-vested at March 31, 2009	66,667	0.11

At March 31, 2009, there was $4,945 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.55 years. There was $68,733 intrinsic value associated with the outstanding options at March 31, 2009.

NOTE 9: COMMITMENTS

(a)	See Note 7.

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

(c)

On October 3, 2008, Arkanova entered into a consulting agreement with the former owner of Prism Corporation to provide consulting services for a period of 15 months. Pursuant to the agreement, Arkanova agreed to pay $1,500,000 of which $900,000 is included in prepaid expenses at March 31, 2009.

NOTE 10: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Discount on debenture	$–	$85,461
Accounts payable related to capital expenditures	$11,206	$893,250

NOTE 11: SUBSEQUENT EVENTS

(a)

On April 17, 2009, Arkanova entered into a Note Purchase Agreement pursuant to which Arkanova issued a $330,000 promissory note. The promissory note bears interest at 10% per annum, is due on demand at any time after April 17, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any.

NOTE 11: SUBSEQUENT EVENTS (continued)

The promissory note may be prepaid in whole or in part at any time prior to April 17, 2010 without penalty. In the event that Arkanova completes a subsequent debt or equity financing of $5,000,000 or more prior to April 17, 2010, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(b)

On April 29, 2009, Arkanova entered into a Note Purchase Agreement pursuant to which Arkanova issued a $600,000 promissory note. The promissory note bears interest at 10% per annum, is due on demand at any time after April 29, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any.

The promissory note may be prepaid in whole or in part at any time prior to April 29, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the shares of our common stock and the terms “we”, “us”, “our” and “Arkanova” mean Arkanova Energy Corporation.

Results of Operations for the Three Months Ended March 31, 2009 and for the Six Months Ended March 31, 2009

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

Following the closing date, we acquired all of the membership interests of Provident Energy Associates of Montana, LLC, which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Two Medicine Cut Bank Sand Unit. The Unit, which covers approximately 9,900 acres, is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 15 wells producing oil from the Unit. Those 15 wells produced 3,890 barrels of oil (3,114 net bbls to our company) during the quarter ended March 31, 2009, an increase of 37.7% over the 2008 production for the first quarter. Ownership of these leasehold interests provides us with the right to develop and produce all of the oil and gas reserves under the Unit.

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

The Bureau of Land Management (BLM) in its report dated May 8, 1996 estimated that the Two Medicine Cut Bank Sand Unit, (TMCBSU), had 105,390,000 barrels of original oil in place within the TMCBSU. Cumulative production through March 31, 2009 is estimated at 10,807,890 barrels of oil leaving an estimated reserve balance of 94,582,110 barrels of oil. The BLM also reported that an additional 16-17 million barrels of oil could be recovered. For information related to TMCBSU reserves, please see the reserve report attached to our annual report on Form 10-K/A filed on January 8, 2009.

Following the closing of the stock purchase agreement on October 3, 2008, we became a junior producing oil and gas company. Prior to this date, we were an exploration stage company that did not generate any revenues on our oil and gas property interests. As a result, comparison of our financial information from the three and six months ended March 31, 2009 with prior periods will not provide meaningful analysis.

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended March 31, 2009 which are included herein:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Revenue	$102,412	$-	$228,810	$-
Expenses	$875,244	$259,309	$7,725,967	$538,281
Interest Expense	$313,831	$4,591	$629,876	$4,591
Net Loss	$(1,049,843)	$(262,789)	$(7,964,542)	$(526,422)

Revenues

On October 3, 2008, we became a junior producing oil and gas company following the closing of the stock purchase agreement. Prior to that date, we were an exploration stage company that had not earned any revenues from our oil and gas property interests. During the three months ended March 31, 2009, we generated $102,412 in revenue as compared to revenues of $nil during the three months ended March 31, 2008. During the six months ended March 31, 2009, we generated $228,810 in revenue as compared to revenues of $nil during the six months ended March 31, 2008.

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

Expenses

Expenses increased during the three months ended March 31, 2009 to $875,244 as compared to $259,309 during the three months ended March 31, 2008. The increase is largely the result of costs incurred following the acquisition of our producing properties in Montana. Specifically, general and administrative expenses increased from $259,309 during the three months ended March 31, 2008 to $716,670 during the three months ended March 31, 2009, largely the result of increased legal fees and other costs necessary to close the transaction. The three months ended March 31, 2009 also resulted in oil and gas production costs of $158,574, which were inapplicable during the three months ended March 31, 2008.

Expenses increased during the six months ended March 31, 2009 to $7,725,967 as compared to $538,281 during the six months ended March 31, 2008. The increase is largely the result of costs incurred following the acquisition of our producing properties in Montana. Specifically, general and administrative expenses increased from $538,281 during the six months ended March 31, 2008 to $1,476,650 during the six months ended March 31, 2009, largely the result of increased legal fees, a consulting contract and other costs necessary to close the transaction. The six months ended March 31, 2009 also resulted in oil and gas production costs of $650,723, depletion expenses of $65,551 and impairment of oil and gas properties of $5,533,043, all of which were inapplicable during the six months ended March 31, 2008.

Liquidity and Capital Resources

Working Capital

	At March 31,	At September 30,
	2009	2008
Current assets	$1,275,625	$187,482
Current liabilities	11,131,709	11,038,424
Working capital deficiency	$9,856,084	$10,850,942

We had cash and cash equivalents of $30,897 and a working capital deficiency of $9,856,084 as at March 31, 2009 compared to cash and cash equivalents of $464 and a working capital deficiency of $10,850,942 as at September 30, 2008. Subsequent to the three months ended March 31, 2009, our company issued two promissory notes in the principal amount of $330,000 and $600,000, respectively. We issued the notes to replace a prior $300,000 note that was issued April 17, 2008 and matured April 16, 2009 and a new note issued April 29, 2009. The issuance of the $600,000 provided our company with additional funds that we intend to utilize for upgrading the production on the Montana lease property and general corporate purposes. For more information in regards to the terms of the notes, please refer to the disclosure under the heading “Debt Obligations” below. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $14,250,000 for operating expenses during future months as set out below. Timing is the key as the price of natural gas is low at present and development will be based upon market indexes.

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

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve months. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to generate sufficient funds from operations or obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

Debt Obligations

On July 14, 2008, we received $375,000 through the issuance of a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At March 31, 2009, we recorded accumulated accrued interest of $26,712 on the note.

On May 29, 2008, we received $300,000 through the issuance of a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on May 28, 2009. At March 31, 2009, we recorded accumulated accrued interest of $25,233 on the note.

On September 3, 2008, Arkanova Acquisition Corporation entered into a note purchase agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. At March 31, 2009, we recorded accrued interest of $412,274. The promissory note is secured by a pledge of 1,000 shares of the outstanding shares of the common stock of Prism Corporation, an Oklahoma corporation acquired by Arkanova Acquisition Corporation on October 3, 2008. As further security for payment of the indebtedness evidenced by the promissory note, we agreed to guarantee the payment of the promissory note and the performance of obligations of Arkanova Acquisition Corporation under the agreement. In addition, we will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Arkanova Acquisition Corporation as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. We recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the six months ended March 31, 2009, we recognized $219,947 of interest expense associated with this debt discount.

On April 17, 2009, we entered into a renewal note purchase agreement with Global Project Finance AG pursuant to which we issued a $330,000 promissory note. We issued the note to replace a former $300,000 note that was issued April 17, 2008 and matured on April 16, 2009. The promissory note bears interest at 10% per annum, is due on demand at any time after April 17, 2010 and may be secured by Global Project Finance against our oil, gas and mineral leases in Phillips and Monroe County, Arkansas and any wells located on those leases that are owned and operated by us, right-of-ways and easements and our share of production obtained from such wells. We may prepay the promissory note in whole or in part at any time prior to April 17, 2010 without penalty. In the event that we complete a subsequent debt or equity financing of $5,000,000 or more prior to April 17, 2010, we are obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that we default on the promissory note, and unless such default is waived in writing by Global Project Finance, Global Project Finance may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the total amount due on the date that we default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower, from the date that we default until the date payment is made.

On April 29, 2009, we entered into a note purchase agreement with Aton Select Fund Limited pursuant to which we issued a $600,000 promissory note. We issued the note to upgrade the Montana lease property and for general corporate purposes. The promissory note bears interest at 10% per annum, is due on demand at any time after April 29, 2010 and may be secured by Aton Select Fund Limited against our oil, gas and mineral leases in Phillips and Monroe County, Arkansas, Glacier and Pondera Counties, Montana as well as wells located on those leases that are owned and operated by us, right-of-ways and easements and our share of production obtained from such wells. We may prepay the promissory note in whole or in part at any time prior to April 29, 2010 without penalty. In the event that we default on the promissory note, and unless such default is waived in writing by Aton Select Fund Limited, Aton Select Fund Limited may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the total amount due on the date that we default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower, from the date that we default until the date payment is made.

Lease Acquisition Costs

We have recorded 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $7,200,000 during the next twelve months, which will include drilling and, if warranted, completion costs for two vertical or horizontal exploratory wells, as well as acquiring 2D and, if necessary, 3D seismic on our property interests. Under the terms of our Acquisition and Development Agreement, as modified by an agreement dated May 21, 2007, we are required to commence drilling of our first well within six months of the date of acceptance by us of the last of the oil and gas leases and are required to drill five additional wells within twenty-four months of the date on which we make the last of the lease bonus payments under the agreement. We expect that the total cost of the additional wells that we plan to drill in the future, to be governed by market conditions, will be $6,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
August, 2009	Commence Seismic Program
September, 2009	Re-enter and deepen Griffin well in Arkansas if seismic warrants
October, 2009	Commence drilling 2nd well in Arkansas based on seismic information

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve months will be approximately $900,000. As of March 31, 2009, Pierre Mulacek, Reginald Denny and Garrett Cook were our employees. Following the acquisition of the Montana oil & gas property, we pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $170,000. We also pay Mr. Cook an annual salary of $120,000 plus a discretionary performance based bonus as determined by our board of directors.

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

General and Administrative Expenses

We anticipate spending $300,000 on general and administrative costs in the next twelve months. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Used In Operating Activities

Cash was used in operating activities in the amount of $2,684,782 during the six months ended March 31, 2009.

Cash From Investing Activities

We received net cash from investing activities in the amount of $3,215,215 during the six months ended March 31, 2009.

Cash from Financing Activities

Cash was used in financing activities in the amount of $500,000 during the six months ended March 31, 2009.

Capital Expenditures

Other than as set out below, and as of March 31, 2009, our company did not have any material commitments for capital expenditures.

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

Application of Critical Accounting Policies

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

There are no assurances that we will be able to obtain further funds required for our continued operations in the petroleum exploration and development industry. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due.

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of March 31, 2009, we had properties with proven reserves. The proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of March 31, 2009, the proved property was fully impaired.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $11,249,721 as at March 31, 2009. We may not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months following the commencement of production and increased exploration activities. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

In addition, market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets and delay our production. The availability of a ready market for our prospective oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and other facilities. Our ability to market such production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in most cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or a significant reduction in the price of oil or gas or because of inadequacy or unavailability of pipelines or gathering system capacity. If that occurs, we would be unable to realize revenue from those wells until arrangements are made to deliver such production to market.

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

Our articles of incorporation, as amended, authorizes the issuance of up to 1,000,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

Item 4T. Controls and Procedures.

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

As of March 31, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.16	Executive Employment Agreement dated October 28, 2008 between our company and Garrett Cook (incorporated by reference from our Current Report on Form 8-K filed on October 23, 2008)

10.17	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.18	Stock Option and Subscription Agreement dated November 19, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.19	Employment Agreement dated October 18, 2008 between our company and Reginald Denny (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.20	Employment Agreement dated October 18, 2008 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.21*	Stock Option and Subscription Agreement dated April 20, 2009 with Garrett Cook

10.22	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.23	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.24	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.25	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Reserve Estimate and Financial Forecast for Proposed Arkanova Energy Corporation Interests in Two Medicine Cut Bank Sand Unit, Cut Bank Field, Glacier and Pondera Counties, Montana dated August 26, 2008 prepared by Gustavson Associates, LLC (incorporated by reference from our annual report on Form 10-K/A filed on January 8, 2009)

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: May 20, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: May 20, 2009