Form 10-Q
period 2009-06-30
ARKANOVA ENERGY CORP.
filed 2009-08-19
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

37,100,250 shares of common stock issued and outstanding as at August 12, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the nine months ended June 30, 2009 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2009	2008
ASSETS
Cash and cash equivalents	$80,495	$464
Oil and gas receivables	60,442	–
Prepaid expenses and other	744,818	187,018
Other receivables	162,949	–
Total current assets	1,048,704	187,482
Deposit (Note 11(b))	20,000	–
Restricted cash	–	9,000,000
Property and equipment	94,021	1,945
Oil and gas properties, unproven, full cost method (Note 4)	14,029,698	13,977,441
Pipeline	27,009	–
Total assets	$15,219,432	$23,166,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$281,282	$357,347
Accrued liabilities	663,738	161,680
Due to related party	1,693	9,140
Debenture payable (Note 6)	–	500,000
Notes payable (Note 7)	11,005,784	10,010,257
Total current liabilities and liabilities	11,952,497	11,038,424

Contingencies and commitments (Note 9)
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
36,450,250 shares issued and outstanding	36,450	36,450
Additional paid-in capital	15,459,133	15,377,173
Deficit accumulated during the exploration stage	(12,228,648)	(3,285,179)
Total stockholders’ equity	3,266,935	12,128,444
Total liabilities and stockholders’ equity	$15,219,432	$23,166,868

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenue
Oil and gas sales	$155,569	$–	$384,379	$–
Total revenue	155,569	–	384,379	–

Expenses
General and administrative expenses	639,861	554,932	2,116,511	1,093,213
Oil and gas production costs	160,808	–	811,531	–
Depletion	–	–	65,551	–
Impairment of oil and gas properties	–	–	5,533,043	–
Operating loss	(645,100)	(554,932)	(8,142,257)	(1,093,213)
Other income (expenses)
Interest expense	(333,827)	(55,348)	(963,703)	(59,939)
Interest income	–	64	2,123	16,514
Rental income	–	–	368	–
Gain on write-off of account payable	–	–	150,000	–
Gain on forgiveness of debt	–	–	10,000	–
Net loss	$(978,927)	$(610,216)	$(8,943,469)	$(1,136,638)
Loss per share – basic and diluted	$(0.03)	$(0.02)	$(0.25)	$(0.03)
Weighted average common shares outstanding	36,450,000	36,450,000	36,450,000	36,056,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Operating Activities

Net loss	$(8,943,469)	$(1,136,638)

Adjustment to reconcile net loss to net cash used in operating activities:

Amortization of discount on debenture	335,527	24,117
Amortization of deferred financing costs	–	12,699
Depreciation	8,804	447
Depletion	65,551	–
Gain on write-off of account payable	(150,000)	–
Gain on forgiveness of debt	(10,000)	–
Impairment of oil and gas properties	5,533,043	–
Loss on write-off of equipment	–	1,613
Stock-based compensation	81,960	527,728

Changes in operating assets and liabilities:
Prepaid expenses	(557,800)	(18,376)
Accounts receivable	(60,442)	–
Other receivables	(84,957)	–
Accounts payable and accrued liabilities	204,005	11,587
Accrued interest	440,781	–
Due to related parties	(7,447)	(14,458)

Net Cash Used in Operating Activities	(3,144,444)	(591,281)

Investing Activities

Deposit	(20,000)	–
From restricted cash	9,000,000	–
Net cash paid on acquisition of Prism	(5,676,586)	–
Purchase of equipment	(127,889)	(2,758)
Oil and gas property expenditures	(51,050)	(3,265,598)

Net Cash Provided by (Used in) Investing Activities	3,124,475	(3,268,356)

Financing Activities

Proceeds from issuance of promissory notes	600,000	600,000
Proceeds from issuance of common stock, net	–	145,768
Proceeds from issuance of debenture	–	500,000
Repayment of debenture	(500,000)	–
Deferred financing costs	–	(45,000)

Net Cash (Used in) Provided by Financing Activities	100,000	1,200,768

Net Change in Cash	80,031	(2,658,869)

Cash and cash equivalents – beginning of period	464	2,658,869

Cash and cash equivalents – end of period	$80,495	$–

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K/A for the year ended September 30, 2008. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2008 Annual Report on Form 10-K/A and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended June 30, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 19, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events, other than as disclosed in Note 11.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $12,228,648 since inception and has a negative working capital of $10,903,793 at June 30, 2009. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: ACQUISITION AND DISPOSITION OF PRISM CORPORATION

On August 21, 2008, Acquisition Corp. entered into a Stock Purchase Agreement to acquire all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests. The purchase prices was $6,000,000 plus the amount of the expenditures that Provident had made pursuant to its agreement with the Blackfoot Tribal Council with respect to the wells in the Two Medicine Cut Bank Sand Unit in Pondera and Glacier counties, Montana (the “Unit”) from August 1, 2008 to October 3, 2008. In addition, Arkanova will deliver the gross proceeds received from the sale of the mineral inventory of Provident or Prism, produced by the Unit and held in storage tanks or in transit, as of October 3, 2008. The former owner of Prism was responsible for any expenditures relating to the clean up of an oil spill that occurred in September 2008. The amount paid by the former owner was accounted for as a reduction to the purchase price of $6,000,000. The closing of the purchase and sale occurred on October 3, 2008. Arkanova paid finder’s fee of $100,000 and legal fees of $20,058 related to the acquisition.

The purchase price was allocated to the following assets and liabilities:

Cash	$107,027
Other accounts receivable	77,992
Oil and gas properties	5,598,594

Paid by $6,000,000 and transaction costs of $120,058 less a
reimbursement of $336,445 oil spill clean up costs	$5,783,613

On May 26, 2009, Acquisition Corp. entered into a Purchase and Sale agreement to acquire a 2.5% overriding royalty interest (the “ORRI Interest”) in the Unit located in Montana. As part of the consideration for the ORRI Interest, Arkanova will deliver 1,000 shares of capital stock of Prism, which represent 100% of the shares owned by Acquisition Corp. Pursuant to the agreement, Acquisition Corp. will retain all the assets of Prism and will not assume any of the liabilities of Prism. The agreement closed on July 28, 2009. Refer to Note 11(b).

NOTE 3: ACQUISITION AND DISPOSITION OF PRISM CORPORATION (continued)

The following table reflects pro forma revenues, net income and net income as if the acquisition of Prism completed on October 3, 2008 had taken place at the beginning of the period presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Revenues	$384,379	$755,745
Net (loss) income	(8,943,469)	(998,937)
(Loss) earnings per share:
Basic and diluted	(0.25)	(0.03)

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. Arkanova’s oil and gas properties in Arkansas and Colorado are unproven. Arkanova’s oil and gas properties in Montana are proven. All of Arkanova’s oil and gas properties are located in the United States.

Unproven Properties, Arkansas and Colorado

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
	Acquisition	Exploration	Value

June 30, 2009	$9,958,520	$4,071,178	$14,029,698

September 30, 2008	$9,921,020	$4,056,421	$13,977,441

Proven and Developed Properties, Montana

(a)

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

NOTE 5: RELATED PARTY TRANSACTIONS

(a)

On October 20, 2008, Arkanova entered into an Executive Employment Agreement with its Chief Operations Officer. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and the executive may be eligible to receive an annual bonus determined by the Board of Directors based on the performance of the Company. In addition, Arkanova has agreed to grant options to purchase 100,000 shares of common stock with an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to Arkanova’s stock option plan. An additional incentive stock option to acquire up to an additional 100,000 shares of common stock under the same terms will be granted upon the six month anniversary of the agreement. On April 20, 2009, Arkanova granted the additional 100,000 stock options to its Chief Operations Officer.

NOTE 5: RELATED PARTY TRANSACTIONS (continued)

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

NOTE 6: DEBENTURE PAYABLE

The Company repaid the $500,000 debenture and accrued interest in October 2008.

NOTE 7: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. Arkanova evaluated the application of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment. The promissory note bears interest at 10% per annum, is due on demand at any time after April 17, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to April 17, 2010 without penalty. In the event that Arkanova completes a subsequent debt or equity financing of $5,000,000 or more prior to April 17, 2010, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(b)

On May 29, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on May 28, 2009. At May 28, 2009, accrued interest of $30,000 was recorded. On May 29, 2009, this note was modified whereby the maturity date was extended to May 29, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. Arkanova evaluated the application of EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment. The promissory note bears interest at 10% per annum, is due on demand at any time after May 29, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to May 29, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

NOTE 7: NOTES PAYABLE (continued)

(c)

On July 14, 2008, Arkanova received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At June 30, 2009, accrued interest of $36,062 has been recorded. On July 14, 2009, this note was modified whereby the maturity date was extended to July 14, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $412,500. Refer to Note 11.

(d)

On September 3, 2008, Acquisition Corp. entered into a Note Purchase Agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. At June 30, 2009, accrued interest of $591,781 has been recorded. The promissory note is secured by a pledge of 1,000 shares of the outstanding shares of the common stock of Prism Corporation, an Oklahoma corporation acquired by Acquisition Corp. on October 3, 2008. See Note 3. As further security for payment of the indebtedness evidenced by the promissory note, Arkanova agreed to guarantee the payment of the promissory note and the performance of obligations of Acquisition Corp under the agreement. In addition, the Company will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Acquisition Corp. as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. Arkanova recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the nine months ended June 30, 2009, Arkanova recognized $335,527 of interest expense associated with this debt discount.

(e)

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

During the nine months ended June 30, 2009, Arkanova granted 300,000 stock options, of which 100,000 stock options are exercisable at $0.13 per share between October 20, 2008 and October 20, 2013, 100,000 stock options are exercisable at $0.12 per share between November 19, 2008 and November 19, 2013 and 100,000 stock options are exercisable at $0.17 per share between April 20, 2009 and April 20, 2014. The weighted average grant date fair value of stock options granted during the nine months ended June 30, 2009 was $0.12. No stock options were exercised during the nine months ended June 30, 2009. During the nine months ended June 30, 2009, Arkanova recorded stock-based compensation on these stock options of $23,114, as general and administrative expense.

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

NOTE 8: COMMON STOCK (continued)

Stock Options (continued)

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

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$
Outstanding, September 30, 2008	2,380,000	0.90
Granted	300,000	0.14
Forfeited/Cancelled	(26,667)	0.10
Outstanding, June 30, 2009	2,653,333	0.38	3.58	–
Exercisable, June 30, 2009	2,519,999	0.39	3.53	–

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine months
ended
June 30,
2009

Expected dividend yield	0.00%
Expected volatility	168%
Expected life (in years)	2.75
Risk-free interest rate	1.50%

A summary of the status of the Company’s non-vested stock options as of June 30, 2009, and changes during the nine month period ended June 30, 2009, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$

Non-vested at September 30, 2008	186,667	0.70

Granted	300,000	0.12
Forfeited/Cancelled	(26,667)	0.64
Vested	(326,666)	0.42

Non-vested at June 30, 2009	133,334	0.13

At June 30, 2009, there was $12,489 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 1.06 years. There was $nil intrinsic value associated with the outstanding options at June 30, 2009.

NOTE 9: COMMITMENTS

(a)	See Note 7.

(b)

On October 20, 2008, Arkanova entered into an Executive Employment Agreement with its Chief Operations Officer. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and the executive may be eligible to receive an annual bonus determined by the Board of Directors based on the performance of the Company. In addition, Arkanova has agreed to grant options to purchase 100,000 shares of common stock with an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to Arkanova’s stock option plan. An additional incentive stock option to acquire up to an additional 100,000 shares of common stock under the same terms was granted on April 20, 2009.

(c)

On October 3, 2008, Arkanova entered into a consulting agreement with the former owner of Prism Corporation to provide consulting services for a period of 15 months. Pursuant to the agreement, Arkanova agreed to pay $1,500,000 of which $600,000 is included in prepaid expenses at June 30, 2009.

NOTE 10: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2009	2008
Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Discount on debenture	$–	$85,461
Accounts payable related to capital expenditures	$1,207	$184,326

NOTE 11: SUBSEQUENT EVENTS

(a)

On July 14, 2009, Arkanova modified the promissory note described in Note 7(c) whereby the maturity date was extended to July 14, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $412,500. The promissory note bears interest at 10% per annum, is due on demand at any time after July 14, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any.

The promissory note may be prepaid in whole or in part at any time prior to July 14, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(b)

On May 26, 2009, Arkanova Acquisition Corporation entered into a Purchase and Sale Agreement to purchase a 2.5% overriding royalty interest (the “ORRI interest”) in the Unit located in Pondera and Glacier Counties, Montana. Pursuant to the agreement, as consideration of the 2.5% ORRI interest, Arkanova will pay (a) cash of $20,000 (paid and recorded as deposit at June 30, 2009) (b) 1,000 shares of Prism Corporation (refer to Note 3), and (c) 650,000 shares of common stock of Arkanova. Acquisition was also granted an exclusive option to acquire an additional 0.5% ORRI interest, for a term of 6 months from the date the existing lien against the ORRI interest is released, for consideration of $20,000. The agreement closed on July 28, 2009 and Arkanova Acquisition Corporation assigned the 2.5% ORRI interest to its subsidiary, Provident.

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

Corporate Summary

We operate as a junior producing oil and gas company indirectly through our wholly-owned limited liability company Provident Energy Associates of Montana, LLC, which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties. The Unit, which covers approximately 9,900 acres, is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 17 wells producing oil from the Unit. Those 17 wells produced 3,797 barrels of oil (3,039 net bbls to our company) during the quarter ended June 30, 2009. Ownership of these leasehold interests provides us with the right to develop and produce all of the oil and gas reserves under the Unit.

The Bureau of Land Management (BLM) in its report dated May 8, 1996 estimated that the Two Medicine Cut Bank Sand Unit, (TMCBSU), had 105,390,000 barrels of original oil in place within the TMCBSU. Cumulative production through June 30, 2009 is estimated at 10,811,687 barrels of oil leaving an estimated reserve balance of 94,578,313 barrels of oil. The BLM also reported that an additional 16-17 million barrels of oil could be recovered. For information related to TMCBSU reserves, please see the reserve report attached to our annual report on Form 10-K/A filed on January 8, 2009. We intend to pursue drilling on the TMCBSU and are currently seeking funds through partnerships and/or divesting some working interest to target the Three Forks, Bakken and Lodge Pole formations.

Following the acquisition of Provident Energy Associates of Montana, LLC on October 3, 2008, we became a junior producing oil and gas company. Prior to this date, we were an exploration stage company that did not generate any revenues on our oil and gas property interests. As a result, comparison of our financial information from the three and nine months ended June 30, 2009 with prior periods will not provide meaningful analysis.

Results of Operations for the Three Months Ended June 30, 2009 and for the Nine Months Ended June 30, 2009

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended June 30, 2009 and 2008 which are included herein:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue	$155,569	$-	$384,379	$-
Expenses	$645,100	$554,932	$8,142,257	$1,093,213
Interest Expense	$(333,827)	$(55,348)	$(963,703)	$(59,939)
Interest Income	$-	$64	$2,123	$16,514
Rental Income	$-	$-	$368	$-
Gain on write-off of	$-	$-	$150,000	$-
account payable
Gain on forgiveness of	$-	$-	$10,000	$-
debt
Net Loss	$(978,927)	$(610,216)	$(8,943,469)	$(1,136,638)

Revenues

On October 3, 2008, we became a junior producing oil and gas company following the closing of the stock purchase agreement. Prior to that date, we were an exploration stage company that had not earned any revenues from our oil and gas property interests. During the three months ended June 30, 2009, we generated $155,569 in revenue as compared to revenues of $nil during the three months ended June 30, 2008. During the nine months ended June 30, 2009, we generated $384,379 in revenue as compared to revenues of $nil during the nine months ended June 30, 2008.

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

Expenses

Expenses increased during the three months ended June 30, 2009 to $645,100 as compared to $554,932 during the three months ended June 30, 2008. The increase is largely the result of costs incurred following the acquisition of our producing properties in Montana. Specifically, general and administrative expenses increased from $554,932 during the three months ended June 30, 2008 to $639,861 during the three months ended June 30, 2009, largely the result of increased legal fees and other costs necessary to close the transaction. The three months ended June 30, 2009 also resulted in oil and gas production costs of $160,808 which were inapplicable during the three months ended June 30, 2008.

Expenses increased during the nine months ended June 30, 2009 to $8,142,257 as compared to $1,093,213 during the nine months ended June 30, 2008. The increase is largely the result of costs incurred following the acquisition of our producing properties in Montana. Specifically, general and administrative expenses increased from $1,093,213 during the nine months ended June 30, 2008 to $2,116,511 during the nine months ended June 30, 2009, largely the result of increased legal fees, a consulting contract and other costs necessary to close the transaction. The nine months ended June 30, 2009 also resulted in oil and gas production costs of $811,531, depletion expenses of $65,551 and impairment of oil and gas properties of $5,533,043, all of which were inapplicable during the nine months ended June 30, 2008.

Liquidity and Capital Resources

Working Capital

	At June 30,	At September 30,
	2009	2008
Current assets	$1,048,704	$187,482
Current liabilities	11,952,497	11,038,424
Working capital deficiency	$10,903,793	$10,850,942

We had cash and cash equivalents of $80,495 and a working capital deficiency of $10,903,793 as at June 30, 2009 compared to cash and cash equivalents of $464 and a working capital deficiency of $10,850,942 as at September 30, 2008. On April 29, 2009, our company issued two promissory notes in the principal amount of $330,000 and $600,000, respectively. We issued the notes to replace a prior $300,000 note that was issued April 17, 2008 and matured April 16, 2009 and a new note of $600,000 issued April 29, 2009. The issuance of the $600,000 provided our company with additional funds that we intend to utilize for upgrading the production on the Montana lease property and general corporate purposes. Subsequent to the three month period ended June 30, 2009, we entered into a note purchase agreement pursuant to which we issued a $412,500 promissory note renewing the $375,000 note This promissory note bears interest at 10% per annum, is due on demand at any time after July 14, 2010 and may be secured against our oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by our company, right-of-ways and easements and our company’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 14, 2010 without penalty. In the event that we default on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

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

Debt Obligations

On July 14, 2008, we received $375,000 through the issuance of a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At June 30, 2009, we recorded accumulated accrued interest of $36,062 on the note. On July 14, 2009, this note modified whereby the maturity date was extended to July 14, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $412,500. The promissory note bears interest at 10% per annum, is due on demand at any time after July 14, 2010 and may be secured against our oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by our company, right-of-ways and easements and our share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 14, 2010 without penalty. In the event that we default on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

On May 29, 2008, we received $300,000 through the issuance of a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on May 28, 2009. At June 30, 2009, we recorded accumulated accrued interest of $30,000 on the note. On May 29, 2009, this note was modified whereby the maturity date was extended to May 29, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. The promissory note bears interest at 10% per annum, is due on demand at any time after May 29, 2010 and may be secured against our oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by our company, right-of-ways and easements and our share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to May 29, 2010 without penalty. In the event that our company defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

On September 3, 2008, our wholly-owned subsidiary, Arkanova Acquisition Corporation, entered into a note purchase agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. At June 30, 2009, we recorded accrued interest of $591,781. The promissory note is secured by a pledge of 1,000 shares of the outstanding shares of the common stock of Prism Corporation, an Oklahoma corporation acquired by Arkanova Acquisition Corporation on October 3, 2008. As further security for payment of the indebtedness evidenced by the promissory note, we agreed to guarantee the payment of the promissory note and the performance of obligations of Arkanova Acquisition Corporation under the agreement. In addition, we agreed to deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Arkanova Acquisition Corporation as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. We recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the nine months ended June 30, 2009, we recognized $335,527 of interest expense associated with this debt discount.

On April 17, 2008, we received $300,000 from Global Project Finance AG and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. The promissory note bears interest at 10% per annum, is due on demand at any time after April 17, 2010 and may be secured by Global Project Finance against our oil, gas and mineral leases in Phillips and Monroe County, Arkansas and any wells located on those leases that are owned and operated by us, right-of-ways and easements and our share of production obtained from such wells. We may prepay the promissory note in whole or in part at any time prior to April 17, 2010 without penalty. In the event that we default on the promissory note, and unless such default is waived in writing by Global Project Finance, Global Project Finance may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the total amount due on the date that we default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower, from the date that we default until the date payment is made.

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

Estimated Timeline of Exploration Activity on Property

Date	Objective
August, 2009	Reactivate 20th well on TMCBSU
October, 2009	Complete re-activation of 3 more cut bank wells.
November, 2009	Commence drilling of first vertical test well to test the lower formations on the
TMCBSU, Three Rivers, Bakken, Lodge Pole.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve months will be approximately $900,000. As of June 30, 2009, Pierre Mulacek, Reginald Denny and Garrett Cook were our employees. Following the acquisition of the Montana oil & gas property, we pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $170,000. We also pay Mr. Cook an annual salary of $120,000 plus a discretionary performance based bonus as determined by our board of directors.

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

Cash Used In Operating Activities

Cash was used in operating activities in the amount of $3,144,444 and $591,281 during the nine months ended June 30, 2009 and 2008, respectively..

Cash From Investing Activities

We received net cash from investing activities in the amount of $3,124,475 during the nine months ended June 30, 2009. We used cash of $3,268,356 during the nine months ended June 30, 2008.

Cash from Financing Activities

Cash was used in financing activities in the amount of $100,000 and $1,200,768 during the nine months ended June 30, 2009 and 2008, respectively.

Capital Expenditures

Other than as set out below, and as of June 30, 2009, our company did not have any material commitments for capital expenditures.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of June 30, 2009, we had properties with proven reserves. The proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of June 30, 2009, the proved property was fully impaired.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $12,228,648 as at June 30, 2009. We may not be able to generate significant revenues in the future and our management expects operating expenses to increase substantially over the next 12 months following the commencement of production and increased exploration activities. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of June 30, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 6, 2009, we issued 650,000 shares of common stock in the capital of our company to one person under Regulation D promulgated under the Securities Act of 1933 as an accredited investor and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

(4)	Instrument Defining the Rights of Holders

4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

(10)	Material Contracts

10.1	Executive Employment Agreement dated April 23, 2007 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 21, 2007)

10.2	Executive Employment Agreement dated October 18, 2007 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed October 19, 2007)

10.3	Purchase Agreement dated March 19, 2008 with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

10.4	Warrant Certificate with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

10.5

10% Promissory Note dated July 14, 2008 issued by our company to Aton Select Fund Limited in the principal amount of $375,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008)

10.6

Stock Purchase Agreement dated August 21, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2008)

10.7	Form of Note Purchase Agreement dated September 3, 2008 between our company and an unaffiliated lender (incorporated by reference from our Current Report on Form 8-K/A filed on December 10, 2008)

10.8

First Amendment to Stock Purchase Agreement dated October 3, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 6, 2008)

10.9	Executive Employment Agreement dated October 28, 2008 between our company and Garrett Cook (incorporated by reference from our Current Report on Form 8-K filed on October 23, 2008)

10.10	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.11	Stock Option and Subscription Agreement dated November 19, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.12	Employment Agreement dated October 18, 2008 between our company and Reginald Denny (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.13	Employment Agreement dated October 18, 2008 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.14	Stock Option and Subscription Agreement dated April 20, 2009 with Garrett Cook

10.15	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.16	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.17	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.18	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

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
Dated: August 19, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 19, 2009