Form 10-K
period 2009-09-30
ARKANOVA ENERGY CORP.
filed 2009-12-23
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

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
Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes[ ] No [ x ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ] (Not applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	(Do not check if a smaller reporting	Accelerated filer [ ]
Non-accelerated filer [ ]	company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,111,118 based on a price of $0.17 per share, being the closing price of the registrant’s stock as of March 31, 2009.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 37,700,250 shares of common stock as of December 15, 2009.

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

We are a junior producing oil and gas company and are also engaged in the acquisition, exploration and development of prospective oil and gas properties. We hold property interests located in three counties in the State of Arkansas, United States, mineral leases in Delores County, Lone Mesa State Park, Colorado and leasehold interests located in Pondera and Glacier Counties, Montana. Please see the information under the heading “Item 2. Properties” on page 10 of this annual report for a detailed description of our property interests, including disclosure of our oil and gas operations with respect to our Montana property.

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

Customers

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the unit unless either party give 30 days advance written notice to terminate the agreement. In the event our contact with CHS Inc. is terminated for any reason, our company has determined that there are numerous other purchasers available to enter into a similar arrangement without a material adverse effect on our company.

Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may, from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

We are a company that has only recently started to produce oil and gas during the year ended September 30, 2009. As such, we are subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. Additionally, we have recently commenced incurring expenditures related to compliance with such laws, and may incur costs in connection with the remediation of any environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

As of December 15, 2009, we have not filed for any permits. However, in the second quarter of fiscal 2010, we intend to make an application and file the necessary permits with the various regulatory agencies in order to drill a well on our Montana lease to explore the Bakken type shale.

Employees

Our company is currently operated by Pierre Mulacek as our president, secretary, treasurer and chief executive officer and Reginald Denny as our chief financial officer. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring employees in the near future.

Environmental Liabilities

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We have paid $97,000 in security deposits in relation to our Montana property to secure the bonding requirements of the Montana Board of Oil & Gas, the Bureau of Indian Affairs and the U.S. Environmental Protection Agency. We do not expect any material changes for these requirements in the next 12 month period.

ITEM 1A. RISK FACTORS

Risks Relating To Our Business And The Oil And Gas Industry

We have a history of losses and this trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $13.3 million as at September 30, 2009. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Under the terms of our Acquisition and Development Agreement, as modified by an agreement dated May 21, 2007, we will have to pay approximately an additional $5,600,000 to acquire the remainder of the acreage which we have committed to acquire, unless we elect to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we are required to drill five additional wells within 24 months, from the date upon which Arkanova Delaware makes the last of the lease bonus payments as required in the agreement. We do not anticipate paying the final lease payment until the balance of the leases are delivered which is expected to occur in the next 12 month period. We expect that the total cost of these wells, together with a seismic program, will require approximately $5,600,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so.

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

Executive Offices

Our executive and head offices are located at 2441 High Timbers Dr, Suite 120, The Woodlands, Texas 77380. We lease the office on a month-to-month basis at a cost of $4,950 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

Following the closing, we acquired all of the membership interests of Provident Energy Associates of Montana, LLC, which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Two Medicine Cut Bank Sand Unit. The Unit, which covers approximately 9,900 acres, is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 21 wells producing oil from the Unit. Ownership of these leasehold interests granted us the right to develop and produce all of the oil and gas reserves under the Unit.

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

Reserves

The following estimates of proved reserve and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of our company’s reserves. We emphasize that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Future cash flows are computed by applying fiscal year end prices of oil to period end quantities of proved oil reserves. Year-end market prices used for the standardized measures below were $61.00/barrel for liquids. Future operating expenses and development costs are computed primarily by our company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing our company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of ten percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of our company’s natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2009	2008

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	–	–
Acquired from Prism Acquisition	290,787	–
Revisions of previous estimates	–	–
Production	(12,901)	–

Balance end of the year	277,886	–

Standardized Measure of Discounted Future Net Cash Flow

September 30,
2009
Future cash inflows	$16,951,046
Future production and development costs	(15,985,475)
Future income tax expenses	(337,950)
Future net cash flows	627,621
10% annual discount for estimated timing of cash flows	265,354
Standardized measure of discounted future net cash flows	$892,975

Production

During the year ended September 30, 2009, the average net sales price per barrel of oil was $38.62. The average net production cost was $61.44 per barrel. The high cost of production was due to upgrading flow lines, facilities, batterys, and well bores as the property was not maintained for several years. We are currently producing approximately 2,000 barrels per month and intend to increase this production to over 5,000 barrels per month assuming satisfactory drill results for our scheduled 2010 drill program.

Productive Wells and Acreage

As of December 15, 2009, there were 82 wells on the lease of which 21 are oil producing. This has increased from 12 wells that were producing in October 2008 at the time we acquired the property interests.

Undeveloped Acreage

All of the 9,900 acres on the Montana unit are considered to be developed and developmental acreage. Provident Energy, our wholly owned subsidiary, is currently working with Schlumberger to develop infield vertical and horizontal drilling locations. The property has 80 acre spacing with the potential for 40 acre to 20 acre spacing allowing for a minimum of 80 infield drilling locations. The property also has the potential for 30 Bakken type horizontal wells based on 320 acre spacing.

Drilling Activity

There has not been any drilling activity in the last several years. We plan to put together a program in the coming year to drill some horizontal wells using enhanced recovery techniques. We have contracted with a third party to provide data to determine possible drill locations with respect to our Montana property.

Present Activities

As of December 18, 2009, we are continuing our efforts to bring more wells on line through recompletion and reactivation of existing wells.

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

Leases for the leased lands have a term of five years which will run from the date on which we make the last of the lease bonus payments under the acquisition and development agreement. Upon filing of the leases, we will own a 100% working interest in the leased lands. We are paying acquisition costs of $300 per acre. As of September 30, 2009, the vendor had presented us with leases covering approximately 45,482 acres and we had cleared title on and accepted leases covering approximately 17,936 acres. We are required under the acquisition and development agreement to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by us of the last of the oil and gas leases. After we have purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving us an 85% net revenue interest. On May 21, 2007, we entered into an agreement pursuant to which we can, at our option, issue shares of our common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

The acquisition and development agreement provides for an area of mutual interest covering all lands situated within Phillips, Monroe and Desha Counties, Arkansas and within 50 miles of the boundary of these counties.

In addition, our wholly-owned subsidiary acquired all rights under an option to purchase and royalty agreement dated July 24, 2006, that was entered into between our wholly-owned subsidiary and David Griffin, pursuant to which our subsidiary acquired a one year option to acquire leases on an additional 14,172 gross acres (approximately 12,375 net acres), more or less, of prospective oil and gas lands located in Desha County, Arkansas. We can acquire the leases for an additional $275 per net mineral acre acquired. On May 21, 2007, we entered into an agreement pursuant to which we can, at our option, issue shares of our common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

Undeveloped Acreage

All of the Arkansas 45,482 acres are undeveloped. All leases have terms of 5 years, the oldest being November 2006.

Drilling Activity

Management also plans to focus on the exploration and development of our property interests in the Phillips and Monroe Counties, Arkansas and Lone Mesa State Park in Colorado. The first well, the DB Griffin #1-33, was drilled to a total depth of 7,732 feet on November 29, 2007 and has been evaluated. It is our intent to re-enter and drill the Griffin 1-33 to the Devonian in 2010, if it warrants re-entry.

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

Undeveloped Acreage

Management is planning to farm out this prospect in 2010 if commercially productive. We are also considering the sale of this property.

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

OTC Bulletin Board
Quarter Ended	High	Low
September 30, 2009	$0.50	$0.08
June 30, 2009	$0.17	$0.08
March 31, 2009	$0.20	$0.09
December 31, 2008	$1.30	$1.05
September 30, 2008	$0.50	$0.10
June 30, 2008	$1.00	$0.20
March 31, 2008	$1.40	$0.55
December 31, 2007	$1.30	$1.05

On December 15, 2009, the closing price of our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.30.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 500 East Warm Springs Road, Las Vegas, Nevada (Telephone: (702) 361-3033; Facsimile: (702) 433-1979.

On December 15, 2009, there were 118 registered shareholders of our common stock and 37,700,250 common shares issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

On April 25, 2007, our compensation committee and board of directors adopted a stock option plan named the 2007 Stock Option Plan, the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of our company. The 2007 Stock Option Plan initially authorized our company to issue 2,500,000 shares of common stock. On November 14, 2008, we amended the 2007 Stock Option Plan, renamed the plan the 2008 Amended Stock Option Plan and increased the number of shares available for issuance from 2,500,000 to 5,000,000.

The following table provides a summary of the number of stock options granted under the 2008 Amended Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2008 Amended Stock Option Plan, all as at September 30, 2009:

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	2,519,999	$0.39	2,480,001

Recent Sales of Unregistered Securities

The following information sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2009 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On November 19, 2008, we granted 100,000 stock options to our chief financial officer. Each option is exercisable at a price of $0.12 per share until expiry on November 19, 2013. We issued the stock options relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On July 28, 2009, we issued 650,000 shares to one accredited investor. We issued the shares relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

Effective October 14, 2009, and subsequent to our year ended September 30, 2009, we granted an aggregate of 1,500,000 stock options to five individuals who are either directors, executive officers and/or key employees of our company. We issued the stock options relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On October 29, 2009, we issued 150,000 shares to one of our employees upon the exercise of stock options. We issued the shares relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On October 29, 2009, we issued 450,000 shares to two of our officers upon the exercise of stock options. We issued the shares relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

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

Results of Operations for the Year Ended September 30, 2009

Year Ended September 30, 2009 Summary

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2009 which are included herein:

	September 30,	September 30,
	2009	2008
Oil and gas sales	$620,854	$-
Expenses	9,344,721	1,490,329
Net Loss	$(9,975,399)	$(1,751,656)

Revenues

During the year ended September 30, 2009, we generated $620,854 in oil and gas sales and nil in the year ended September 30, 2008. We did not generate any revenues in the year ended September 30, 2008 because we acquired our producing oil and gas properties on October 3, 2008. As a result, readers should not place undue reliance on the change between the two periods due to the fact that we have only recently become a junior producing oil company.

Expenses

Total expenses increased during the year ended September 30, 2009 to $9,344,721 as compared to $1,490,329 during the year ended September 30, 2008. General and administrative expenses increased from $1,490,329 to $2,923,043 for the years ended September 30, 2008 and 2009, respectively, largely as a result of increased professional fees associated with the acquisition of our Montana properties. In addition, we incurred $972,098 for oil and gas production costs, $66,537 for depletion expenses and $5,533,043 in impairment of oil and gas properties during the year ended September 30, 2009, none of which costs were incurred in the year ended September 30, 2009. Please see the information set out in the table below for a detailed list of estimated expenses of our company for the next 12 month period.

Liquidity and Capital Resources

Working Capital

	At September 30,	At September 30,
	2009	2008
Current assets	$479,057	$187,482
Current liabilities	12,489,832	11,038,424
Working capital (deficiency)	$(12,010,775)	$(10,850,942)

We had cash and cash equivalents of $11,022 and a working capital deficit of $12,010,775 as of September 30, 2009 compared to cash and cash equivalents of $464 and working capital deficit of $10,850,942 for the year ended September 30, 2009. We anticipate that we will require approximately $23,300,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs
Drilling Costs	$15,000,000
Seismic Costs	$1,200,000
Employee and Consultant Compensation	$900,000
Professional Fees	$250,000
General and Administrative Expenses	$350,000
Total	$23,300,000

Our company’s principal cash requirements are for exploration expenses which we anticipate will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $23,300,000 over the next twelve month period to fund our plan of operations and approximately $12 million to eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the period ended September 30, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Outstanding Promissory Notes

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

On May 29, 2008, we received $300,000 through the issuance of a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and was due on May 28, 2009. On May 29, 2009, the note was modified whereby the maturity date was extended to May 29, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified amount outstanding of $330,000. The promissory note bears interest at 10% per annum, is due on demand at any time after May 29, 2010 and may be secured against our oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by our company, right-of-ways and easements and our share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to May 29, 2010 without penalty. In the event that our company defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

On October 5, 2009, and subsequent to our year ended September 30, 2009, our wholly-owned subsidiary, Arkanova Acquisition Corporation, entered into a Loan Consolidation Agreement and a Note Purchase Agreement with Aton Select Funds Limited which were effective as of October 1, 2009, and pursuant to which Arkanova Acquisition issued a $12,000,000 promissory note in exchange for the loan by Aton to it of an additional $1,168,729, plus the cancellation of the following Promissory Notes:

(i)	Promissory Note to Aton Select dated September 3, 2008, in the original principal amount of $9,000,000.00;

(ii)	Promissory Note to Aton Select dated April 29, 2009, in the original principal amount of $600,000; and

(iii)	Promissory Note to Aton Select dated July 14, 2009, in the original principal amount of $412,500.

The promissory note bears interest at the rate of 6% per annum, is due and payable on September 30, 2011, and is secured by a pledge of all of Arkanova Acquisition’s interest in its wholly-owned subsidiary, Provident Energy Associates of Montana, LLC. Provident Energy Associates is the owner of all of our oil and gas assets located in Montana. Interest on the promissory note is payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the promissory note will be determined by dividing $720,000 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the promissory note matures.

As additional inducement to Aton Select to make the additional loan of $1,168,729 and to consolidate the existing loans under a new promissory note, Arkanova Acquisition will be delivering 821,918 shares of our common stock to Aton Select in payment of half of the unpaid interest due under the existing loans and agreed to deliver to Aton Select on the first anniversary of the execution of Note Purchase Agreement by Aton Select such number of shares of our unregistered common stock as shall be determined by dividing $240,000 (i.e., the remaining amount of unpaid interest due under the existing loans) by the average stock price for our common stock over the 15 business day period immediately preceding such first anniversary date. Arkanova Acquisition also will be delivering to Aton Select an additional 900,000 shares of our common stock in order to honor its obligation under the Note Purchase Agreement relating to the $9 Million Note to deliver such number of shares to Aton Select or making the original loan of $9,000,000 evidenced by the $9 Million Note.

Lease Acquisition Costs

We have recorded 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period.

Drilling and Seismic Costs

We estimate that our exploration costs on our property interests will be approximately $16,200,000 during the next twelve months, which will include drilling and, if warranted, completion costs for three vertical or horizontal exploratory wells. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $15,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
June, 2010	Commence drilling Montana well and complete in the CutBank or Bakken type formation, if warranted.
July, 2010	Commence drilling second Bakken well if warranted.
August, 2010	Commence drilling third Bakken well if warranted.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $900,000. As of September 30, 2009, Pierre Mulacek and Reginald Denny were our employees. Following the acquisition of the Montana oil & gas property, pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $170,000. On October 20, 2008, we entered into an executive employment agreement with Garrett A. Cook to appoint Mr. Cook as chief operations officer of our company. Pursuant to the terms of the agreement, we agreed to pay Mr. Cook an annual salary of $120,000 plus a discretionary performance based bonus as determined by our board of directors. Mr. Cook resigned as our chief operations officer on October 20, 2009 and his executive employment agreement terminated.

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

Cash Used In Operating Activities

Cash was used in operating activities in the amount of $3,120,819 and $875,700 during the years ended September 30, 2009 and 2008, respectively.

Cash From Investing Activities

Investing activities provided cash of $3,031,377 during the year ended September 30, 2009 and used cash of $12,358,473 during the year ended September 30, 2008.

Cash from Financing Activities

We received cash from financing activities in the amount of $100,000 and $10,575,768 during the years ended September 30, 2009 and 2008, respectively.

Capital Expenditures

Other than as set out below, and as of September 30, 2009, our company did not have any material commitments for capital expenditures.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2009, we had properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of September 30, 2009, an impairment in the amount of $5,533,043 (2008 - $nil) was recorded.

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Costs associated with production are expensed in the period incurred.

Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.

ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on our company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on our company’s consolidated financial statements.

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Arkanova Energy Corporation
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

December 22, 2009

Arkanova Energy Corporation
Consolidated Balance Sheets

	September 30,	September 30,
	2009	2008
ASSETS
Cash and cash equivalents	$11,022	$464
Oil and gas receivables, net of allowance of $0	84,829	–
Prepaid expenses and other	299,277	187,018
Other receivables, net of allowance of $79,020 and $0	83,929	–
Total current assets	479,057	187,482
Restricted cash	–	9,000,000
Property and equipment, net of accumulated depreciation of
$30,046 and $813	88,822	1,945
Oil and gas properties, full cost method, net of accumulated
depletion of $5,599,580 and $0	14,124,765	13,977,441
Pipeline	106,948	–
Total assets	$14,799,592	$23,166,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$410,641	$357,347
Accrued liabilities	847,041	161,680
Due to related party	109,650	9,140
Debenture payable	–	500,000
Notes payable	11,122,500	10,010,257
Total current liabilities and liabilities	12,489,832	11,038,424

Contingencies and commitments
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized,
37,100,250 shares issued and outstanding (2008 – 36,450,250)	37,100	36,450
Additional paid-in capital	15,533,238	15,377,173
Deficit	(13,260,578)	(3,285,179)

Total stockholders’ equity	2,309,760	12,128,444
Total liabilities and stockholders’ equity	$14,799,592	$23,166,868

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008
Revenue
Oil and gas sales	$620,854	$–
Total revenue	620,854	–

Expenses
General and administrative expenses	2,923,043	1,490,329
Oil and gas production costs	972,098	–
Gain on write-off of account payable	(150,000)	–
Depletion	66,537	–
Impairment of oil and gas properties	5,533,043	–
Operating loss	(8,723,867)	(1,490,329)
Other income (expenses)
Interest expense	(1,261,532)	(261,327)
Gain on forgiveness of debt	10,000	–
Net loss	$(9,975,399)	$(1,751,656)
Loss per share – basic and diluted	$(0.27)	$(0.05)
Weighted average common shares outstanding	36,564,000	36,155,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008
Operating Activities

Net loss	$(9,975,399)	$(1,751,656)

Adjustment to reconcile net loss to net cash used in operating activities:

Amortization of discount on debenture	414,743	120,718
Amortization of deferred financing costs	–	45,000
Bad debt expense	79,020	–
Depreciation	22,609	679
Depletion	66,537	–
Gain on write-off of account payable	(150,000)	–
Gain on forgiveness of debt	(10,000)	–
Impairment of oil and gas properties	5,533,043	–
Loss on write-off of equipment	–	1,613
Stock-based compensation	85,215	552,037

Changes in operating assets and liabilities:
Prepaid expenses	(112,260)	(152,128)
Oil and gas receivables	(84,829)	–
Other receivables	(84,957)	–
Accounts payable and accrued liabilities	516,668	201,232
Accrued interest	478,281	112,123
Due to related parties	100,510	(5,318)

Net Cash Used in Operating Activities	(3,120,819)	(875,700)

Investing Activities

Restricted cash	9,000,000	(9,000,000)
Net cash paid on acquisition of Prism	(5,676,586)	–
Purchase of equipment	(216,433)	(2,758)
Oil and gas property expenditures	(75,604)	(3,355,715)

Net Cash Provided by (Used in) Investing Activities	3,031,377	(12,358,473)

Financing Activities

Proceeds from issuance of promissory notes	–	9,975,000
Proceeds from issuance of common stock, net	–	320,000
Proceeds from issuance of debenture	600,000	500,000
Share issue costs	–	(174,232)
Repayment of debenture	(500,000)	–
Deferred financing costs	–	(45,000)

Net Cash Provided by Financing Activities	100,000	10,575,768

Net Change in Cash	10,558	(2,658,405)

Cash and cash equivalents – beginning of year	464	2,658,869

Cash and cash equivalents – end of year	$11,022	$464

Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities

Stock for common stock subscribed	$–	$2,432,400
Discount on debenture	$–	$85,461
Shares issued for purchase of ORRI interest	$71,500	$-
Accounts payable related to capital expenditures	$1,206	$142,935

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statement of Stockholders’ Equity
Period from October 1, 2007 through September 30, 2009

	Common Stock		Additional	Common
		Par	Paid-in	Stock
	Shares	Value	Capital	Subscribed	Deficit	Totals
Balance – September 30, 2007	33,009,750	$33,010	$12,164,947	$2,432,400	$(1,533,523)	$13,096,834
Proceeds from issuance of stock	3,440,500	3,440	2,748,960	(2,432,400)	–	320,000
Less share issue costs	–	–	(174,232)	–	–	(174,232)
Stock-based compensation	–	–	552,037	–	–	552,037
Discount on debenture issued	–	–	85,461	–	–	85,461
Net loss for the year	–	–	–	–	(1,751,656)	(1,751,656)
Balance – September 30, 2008	36,450,250	$36,450	$15,377,173	–	(3,285,179)	12,128,444
Stock-based compensation	–	–	85,215	–	–	85,215
Fair value of shares issued in connection
with purchase of ORRI interest	650,000	650	70,850	–	–	71,500
Net loss for the year					(9,975,399)	(9,975,399)
Balance – September 30, 2009	37,100,250	$37,100	$15,533,238	$–	$(13,260,578)	$(2,309,760)

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

On October 3, 2008, Arkanova acquired all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests (Note 4).

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $13,260,578 since inception and has a negative working capital of $12,010,775 at September 30, 2009. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

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

Arkanova's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date in accordance with ASC 830, Foreign Currency Translation Matters. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. Arkanova has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

d)	Basic and Diluted Net Income (Loss) Per Share

Arkanova computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Arkanova had net losses as of September 30, 2009 and 2008, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

e)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, debenture payable and notes payable Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Debenture payable and notes payable are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues. Under this method, revenues are recognized based on the actual volumes of gas and oil sold to purchasers. The volume sold may differ from the volumes to which the Company is entitled based on its interest in the properties. Costs associated with production are expensed in the period incurred.

g)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2009, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of September 30, 2009, an impairment in the amount of $5,533,043 (2008 - $nil) was recorded.

h)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Arkanova recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

i)	Concentration of Risk

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2009, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Arkanova has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740, Arkanova is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because Arkanova cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

l)	Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10- K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 12.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4: ACQUISITION AND DISPOSITION OF PRISM CORPORATION

On August 21, 2008, Arkanova Acquisition Corporation (“Acquisition Corp.”), a Delaware corporation and wholly-owned subsidiary of the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests. The purchase prices was $6,000,000 plus the amount of the expenditures that Provident had made pursuant to its agreement with the Blackfoot Tribal Council with respect to the wells in the Two Medicine Cut Bank Sand Unit in Pondera and Glacier counties, Montana (the “Unit”) from August 1, 2008 to October 3, 2008. In addition, Arkanova will deliver the gross proceeds received from the sale of the mineral inventory of Provident or Prism, produced by the Unit and held in storage tanks or in transit, as of October 3, 2008. The former owner of Prism was responsible for any expenditures relating to the clean up of an oil spill that occurred in September 2008. The amount paid by the former owner was accounted for as a reduction to the purchase price of $6,000,000. The closing of the purchase and sale occurred on October 3, 2008. Arkanova paid finder’s fee of $100,000 and legal fees of $20,058 related to the acquisition.

The purchase price was allocated to the following assets and liabilities:

Cash	$107,027
Other accounts receivable	77,992
Oil and gas properties	5,598,594

Paid by $6,000,000 and transaction costs of $120,058 less a
reimbursement of $336,445 oil spill clean up costs	$5,783,613

On May 26, 2009, Acquisition Corp. entered into a Purchase and Sale agreement to acquire a 2.5% overriding royalty interest (the “ORRI Interest”) in the Unit located in Montana. Refer to Note 5(b). As part of the consideration for the ORRI Interest, Arkanova delivered 1,000 shares of capital stock of Prism, which represent 100% of the shares owned by Acquisition Corp. Pursuant to the agreement, Acquisition Corp. retained all the assets of Prism and did not transfer any of the liabilities of Prism. The agreement closed on July 28, 2009.

The following table reflects pro forma revenues, net income and net income as if the acquisition of Prism completed on October 3, 2008 had taken place at the beginning of the period presented. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008
Revenues	$620,854	$1,000,724
Net (loss) income	(9,975,399)	(1,773,454)
(Loss) earnings per share:
Basic	(0.27)	(0.05)
Diluted	(0.27)	(0.05)

NOTE 5: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. Arkanova’s oil and gas properties in Arkansas and Colorado are unproven. Arkanova’s oil and gas properties in Montana are proven. All of Arkanova’s oil and gas properties are located in the United States.

Unproven Properties, Arkansas and Colorado

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
	Acquisition	Exploration	Value

September 30, 2009	$9,958,520	$4,075,731	$14,034,251

September 30, 2008	$9,921,020	$4,056,421	$13,977,441

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

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. The Company assesses the property at least annually to ascertain whether impairment has occurred.

At December 31, 2008, the carrying value of Arkanova’s proven oil and gas properties that were subject to impairment was $5,533,043 ($5,598,594 less accumulated depletion of $65,551). The present value of the estimated future net revenue of the oil and gas properties is $nil at December 31, 2008. Therefore, on December 31 2008, Arkanova recognized an impairment charge of $5,533,043 related to these properties.

(b)

On May 26, 2009, Arkanova Acquisition Corporation entered into a Purchase and Sale Agreement to purchase a 2.5% overriding royalty interest (the “ORRI interest”) in the Unit located in Pondera and Glacier Counties, Montana. Pursuant to the agreement, as consideration of the 2.5% ORRI interest, Arkanova will pay (a) cash of $20,000 (paid) (b) 1,000 shares of Prism Corporation (refer to Note 4), and (c) 650,000 shares of common stock of Arkanova. Acquisition was also granted an exclusive option to acquire an additional 0.5% ORRI interest, for a term of 6 months from the date the existing lien against the ORRI interest is released, for consideration of $20,000. The agreement closed on July 28, 2009 and Arkanova Acquisition Corporation assigned the 2.5% ORRI interest to its subsidiary, Provident.

NOTE 6: RELATED PARTY TRANSACTIONS

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.35 per share to $0.10 per share. These stock options were granted to a Director of the Company on April 23, 2007 and expire on April 23, 2012. In accordance with ASC 718, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. Arkanova recognized an incremental compensation cost of $8,917 for these modified stock options.

NOTE 7: DEBENTURE PAYABLE

The Company repaid the $500,000 debenture and accrued interest in October 2008.

NOTE 8: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after April 17, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to April 17, 2010 without penalty. In the event that Arkanova completes a subsequent debt or equity financing of $5,000,000 or more prior to April 17, 2010, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(b)

On May 29, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on May 28, 2009. At May 28, 2009, accrued interest of $30,000 was recorded. On May 29, 2009, this note was modified whereby the maturity date was extended to May 29, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after May 29, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to May 29, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(c)

On July 14, 2008, Arkanova received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At July 13, 2009, accrued interest of $37,500 has been recorded. On July 14, 2009, this note was modified whereby the maturity date was extended to July 14, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $412,500. Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after July 14, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 14, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(d)

On September 3, 2008, Acquisition Corp. entered into a Note Purchase Agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrued interest at 8% per annum and is due on September 3, 2009. At September 30, 2009, accrued interest of $773,260 has been recorded. As further security for payment of the indebtedness evidenced by the promissory note, Arkanova agreed to guarantee the payment of the promissory note and the performance of obligations of Acquisition Corp under the agreement. In addition, the Company will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Acquisition Corp. as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. Arkanova recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method. During the year ended September 30, 2009, Arkanova recognized $414,743 of interest expense associated with this debt discount.

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

NOTE 9: COMMON STOCK

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

During the year ended September 30, 2009, Arkanova granted 300,000 stock options, of which 100,000 stock options are exercisable at $0.13 per share between October 20, 2008 and October 20, 2013, 100,000 stock options are exercisable at $0.12 per share between November 19, 2008 and November 19, 2013 and 100,000 stock options are exercisable at $0.17 per share between April 20, 2009 and April 20, 2014. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2009 was $0.12. No stock options were exercised during the year ended September 30, 2009. During the year ended September 30, 2009, Arkanova recorded stock-based compensation on these stock options of $26,368, as general and administrative expense.

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.30 per share to $0.10 per share. These stock options were granted to the Chief Executive Officer on April 23, 2007 and expire on April 23, 2012. In fiscal 2009, Arkanova recognized an incremental compensation cost of $8,764 for these modified stock options.

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.35 per share to $0.10 per share. These stock options were granted to a Director of the Company on April 23, 2007 and expire on April 23, 2012. In fiscal 2009, Arkanova recognized an incremental compensation cost of $8,917 for these modified stock options.

On November 14, 2008, Arkanova entered into an Amended and Restated Stock Option Agreement with its Chief Financial Officer to alter the vesting provisions of the 200,000 stock options previously granted to its chief financial officer on October 18, 2007. The Amended and Restated Stock Option Agreement altered the vesting of the stock options such that all remaining options vest immediately and Arkanova recorded stock-based compensation of $30,123, as general and administrative expense. Arkanova also re-priced the exercise price of 200,000 stock options with an exercise price of $1.70 per share to $0.10 per share. These stock options were granted to the Chief Financial Officer on October 18, 2007 and expire on October 18, 2012. In fiscal 2009, Arkanova recognized an incremental compensation cost of $5,785 for these modified stock options.

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

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options		Contractual Term
Outstanding, September 30, 2008	2,380,000	$0.90
Granted	300,000	0.14
Forfeited/Cancelled	(26,667)	0.10
Outstanding, September 30, 2009	2,653,333	$0.38	3.33	$195,133
Exercisable, September 30, 2009	2,519,999	$0.39	3.27	$184,467

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended	Year ended
	September 30,	September 30,
	2009	2008

Expected dividend yield	0.00%	0.00%
Expected volatility	168%	131%
Expected life (in years)	2.83	2.60
Risk-free interest rate	1.50%	3.40%

A summary of the status of the Company’s non-vested stock options as of September 30, 2009, and changes during the year ended September 30, 2009, is presented below:

			Weighted Average
	Number of		Grant Date
Non-vested options	options		Fair Value
		$

Non-vested at September 30, 2008	186,667		0.70

Granted	300,000		0.12
Forfeited/Cancelled	(26,667)		0.64
Vested	(326,666)		0.42

Non-vested at September 30, 2009	133,334		0.13

At September 30, 2009, there was $9,235 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted average period of 0.80 years. There was $195,133 intrinsic value associated with the outstanding options at September 30, 2009.

NOTE 10: COMMITMENTS

(a)	See Note 8.

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

(c)

On October 3, 2008, Arkanova entered into a consulting agreement with the former owner of Prism Corporation to provide consulting services for a period of 15 months. Pursuant to the agreement, Arkanova agreed to pay $1,500,000 of which $179,165 is included in prepaid expenses at September 30, 2009.

NOTE 11: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
2009	3,853,251	2029

	$5,563,194

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2009	2008
	$	$

Deferred income tax assets
Net losses carried forward	1,947,118	419,866

	1,947,118	419,866
Valuation allowance	(1,947,118)	(419,866)

Net deferred income tax asset	–	–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements.

NOTE 12: SUBSEQUENT EVENTS

Pursuant to ASC 855, we have evaluated all events or transactions that occurred from September 30, 2009 through December 22, 2009, the date of issuance of the audited consolidated financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below.

(a)

On October 1, 2009, Acquisition entered into a Loan Consolidation Agreement to consolidate its outstanding promissory note balances as disclosed on Notes 8c, 8d and 8e (“Existing Notes”). The Company requested an additional loan in the amount of $1,168,729 to be consolidated into one new promissory note in the principal amount of $12,000,000. Pursuant to the terms and conditions of the agreement, the new loan provides for the consolidation and cancellation of the Existing Notes and the additional loan amount. Interest of $818,771 on the Existing Notes is consolidated to the new principal amount of $12,000,000.

As inducement to the note holder to provide the additional loan of $1,168,729, Acquisition will be delivering to the note holder 821,918 shares of common stock. In addition, the Company will issue $240,000 worth of shares of common stock to the note holder on the first anniversary of the execution of the Note Purchase Agreement. The new note will be secured by a pledge of all the membership interest of Acquisition’s wholly-owned subsidiary, Provident Energy Associates of Montana and a guarantee of indebtedness by the parent company.

Acquisition will also deliver to the Investor as soon as reasonably practical following the execution of this Agreement by the Investor an additional 900,000 shares of the AEC’s common stock in accordance with the Company’s heretofore unfulfilled obligation under Section 3 of the Note Purchase Agreement relating to the $9 Million Note.

(b)

On October 14, 2009, the Company entered into a Stock Option Agreement with its Chief Financial Officer, two directors and two employees. Pursuant to the terms of the agreement, the Company agreed to grant 1,500,000 stock options exercisable at a price of $0.20 until expiry on October 14, 2014.

(c)	On December 8, 2009, the Company issued 300,000 shares of common stock to the President of the Company upon the exercise of 300,000 options at $0.10 per share for proceeds of $30,000.

(d)	On December 8 2009, the Company issued 150,000 shares of common stock to the Chief Financial Officer of the Company upon the exercise of 150,000 options at $0.10 per share for proceeds of $15,000.

(e)	On November 10, 2009, the Company issued 150,000 shares of common stock to an employee of the Company upon the exercise of 150,000 options at $0.10 per share for proceeds of $30,000.

NOTE 13: SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

	September 30,	September 30,
	2009	2008

Proven oil and gas properties	$5,690,094	$–
Less accumulated depletion and impairment	(5,599,580)	–
Net carrying cost for proven oil and gas properties	$90,514	$–
Unproven oil and gas properties	14,034,251	13,977,441
Net capitalized costs	$14,124,765	$13,977,441

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

		September 30,		September 30,
		2009		2008
	$		$
Property Acquisition Costs:
Proved costs		$5,690,094		$-
Unproved costs		37,500		93,500
		$5,727,594		$93,500

Exploration Costs:
Proved costs		$-		$-
Unproved costs		19,311		3,440,738
		$19,311		$3,440,738

Results of Operations from Oil and Gas Producing Activities

	September 30,	September 30,
	2009	2008

Revenue	$620,854	$–
Production costs	(972,098)	–
Depletion, depreciation and amortization	(66,537)	–
Impairment of oil and gas property	(5,533,043)	–
Income (loss) from oil and gas operations	$(5,950,824)	$–

Reserve Information

The following estimates of proved reserve and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company did not hire a third party reserve engineer to conduct an independent reserve evaluation at September 30, 2009 and chose to evaluate these properties internally. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Future cash flows are computed by applying fiscal year end prices of oil to period end quantities of proved oil reserves. Year-end market prices used for the standardized measures below were $61.00/barrel for liquids. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of ten percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company’s natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2009	2008

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	–	–
Acquired from Prism Acquisition	290,787	–
Revisions of previous estimates	–	–
Production	(12,901)	–

Balance end of the year	277,886	–

Standardized Measure of Discounted Future Net Cash Flow

September 30,
2009
Future cash inflows	$16,951,046
Future production and development costs	(15,985,475)
Future income tax expenses	(337,950)
Future net cash flows	627,621
10% annual discount for estimated timing of cash flows	265,354
Standardized measure of discounted future net cash flows	$892,975

Sources of Changes in Discounted Future Net Cash Flows

	September 30,	September 30,
	2009	2008

Standardized measure of discounted future net cash flows at the
beginning of the year	$–	$–
Purchases of oil and gas properties	1,022,563	–
Sales of oil and gas produced, net of production costs	351,244	–
Net Change in income taxes	(480,832)	–
Standardized measure of discounted future net cash flows at the
end of the year	$892,975	$–

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at December 15, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pierre Mulacek	President, Chief Executive Officer, Secretary, Treasurer Director	48	April 23, 2007
Erich Hofer(1)	Director	48	March 19, 2007
Reginald Denny	Chief Financial Officer	63	October 18, 2007

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

Reginald Denny – CPA Texas, Chief Financial Officer

Mr. Denny has extensive experience in the controller and senior management functions of companies in the oil and gas, manufacturing, services, retail and wholesale industries. Mr. Denny has managed the accounting, finance, audit, tax, human resources, banking relations, insurance, legal, planning, treasury, credit, forecasting and budgeting functions; reporting to federal and state regulatory agencies. From January 2006 to 2007, Mr. Denny was an independent consultant performing the duties of a controller with several companies. From 1993 to 2005, Mr. Denny was the Chief Financial Officer and controller of Tesmec USA, Inc., an international company in the manufacture, service, assembly and sales of trenching machines for the oil and gas industry.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Arkanova Energy Corp., 2441 High Timbers Dr, Suite 120, The Woodlands, Texas 77380.

Nomination Process

As of December 15, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Reginald Denny	2(1)	2	Nil

(1) The named officer filed two late Form 4’s – Statement of Changes in Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2009 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek President, Secretary and Treasurer(1)	2009 2008	232,000 115,000	Nil Nil	Nil Nil	8,764 176,926	Nil Nil	Nil Nil	Nil Nil	240,764 291,926
Reginald Denny(2) Chief Financial Officer	2009 2008	164,375 80,532	Nil Nil	Nil Nil	45,477 234,554	Nil Nil	Nil Nil	Nil Nil	209,852 315,086
Garrett Cook(3) Former Chief Operations Officer	2009 2008	114,077 Nil	Nil Nil	Nil Nil	16,801 Nil	Nil Nil	Nil Nil	Nil Nil	130,878 Nil

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Following the repricing of the options on November 14, 2008, the 300,000 options are exercisable at $0.10 per share until expiry on April 23, 2012. Subsequent to the year ended September 30, 2009, our company issued 600,000 stock options to Mr. Mulacek, each option of which entitles Mr. Mulacek to acquire one common share at the exercise price of $0.20 until expiry on October 14, 2014. All of the 600,000 stock options vested immediately.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Following the repricing of the options on November 14, 2008, the 200,000 options are exercisable at $0.10 per share until expiry on April 23, 2012. Subsequent to the year ended September 30, 2009, our company issued 350,000 stock options to Mr. Denny, each option of which entitles Mr. Denny to acquire one common share at the exercise price of $0.20 until expiry on October 14, 2014. All of the 350,000 stock options vested immediately.

(3)	Mr. Cook was appointed our chief operations office on October 20, 2008 and resigned from that position on October 20, 2009.

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

Effective October 20, 2008, we entered into executive employment agreement with Garret Cook and appointed Mr. Cook as our Chief Operations Officer for a term of one year. Under the terms of the executive employment agreement, Mr. Cook will receive an annual salary of $120,000 and he may be eligible to receive an annual bonus as determined by the board of directors based on the performance of our company. We also agreed to grant Mr. Cook options to purchase 100,000 shares of our common stock at an exercise price equal to the lower of (i) $1.25, or (ii) the minimum price per share allowable pursuant to our company’s stock option plan. The executive employment agreement terminated on October 20, 2009, subsequent to our year ended September 30, 2009, upon the resignation of Mr. Cook as our Chief Operations Officer.

Grants of Plan-Based Awards Table

The following table sets out each grant of an award made to a named executive officer in the last year ended September 30, 2009 under any plan:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimate Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Pierre Mulacek(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Reginald Denny(2)	11/19/ 09	Nil	Nil	Nil	Nil	Nil	Nil	Nil	100,000	$0.12	11/19/09
Garrett Cook(3)	10/13/ 08 04/20/ 09	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	100,000 100,000	$0.13 $0.17	10/13/08 04/29/09

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Subsequent to the year ended September 30, 2009, Mr. Mulacek was granted 600,000 options on October 14, 2009, each option of which is exercisable at $0.20 per share until expiry on October 14, 2014.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Subsequent to the year ended September 30, 2009, Mr. Denny was granted 350,000 options on October 14, 2009, each option of which is exercisable at $0.20 per share until expiry on October 14, 2014.

(3)	Mr. Cook was appointed our chief operations office on October 20, 2008 and resigned from that position on October 20, 2009.

Outstanding Equity Awards at Fiscal Year-End

We established a 2008 Amended Stock Option Plan, as amended, to provide for the issuance of stock options to acquire an aggregate of up to 5,000,000 shares of our common stock.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Mulacek President, Secretary and Treasurer(1)	300,000(1) 600,000(1)	Nil Nil	Nil(1) Nil	$0.10(1) $0.39(1)	April 23, 2012 June 19, 2013	Nil Nil	N/A N/A	N/A N/A	N/A N/A
Reginald Denny(2) Chief Financial Officer	200,000(2) 300,000(2) 100,000	Nil(2) Nil Nil	Nil(2) Nil Nil	$0.10(2) $0.39(2) $0.12	October 18, 2012 June 19, 2013 November 19, 2013	Nil Nil Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Garrett Cook(3) Former Chief Operations Officer	100,000(3) 100,000(3)	Nil Nil	Nil(3) Nil	$0.13(3) $0.17(3)	October 20, 2013 April 20, 2014	Nil Nil	N/A N/A	N/A N/A	N/A N/A

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. On November 14, 2008, our company repriced the 300,000 options (originally granted on April 23, 2007) held by Mr. Mulacek from $1.30 per share to $0.10 per share. Mr. Mulacek was also granted 600,000 options at an exercise price of $0.39 on June 19, 2008 which options vested immediately. Subsequent to the year ended September 30, 2009, we entered into a Stock Option Agreement with Mr. Mulacek and issued him an additional 600,000 options in consideration for services provided as chief financial officer. Each option is exercisable into one common share at the exercise price of $0.20 until October 14, 2014.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Mr. Denny was granted 200,000 options at an exercise price of $1.70 on October 18, 2007 (of which 66,667 have vested), 300,000 options at an exercise price of $0.39 on June 19, 2008 which options vested immediately and 100,000 options at an exercise price of $0.12 on November 14, 2008 which options vested immediately. On November 14, 2008, our company repriced the 200,000 options held by Mr. Denny from $1.70 per share to $0.10 per share. Pursuant to the terms of an amended stock option agreement dated November 14, 2008, we agreed to amend the vesting provisions such that all of the remaining options not already vested under the original agreement vested on November 14, 2008, the date of the amended agreement.

Subsequent to the year ended September 30, 2009, we entered into a Stock Option Agreement with Mr. Denny and issued him an additional 350,000 options in consideration for services provided as chief financial officer. Each option is exercisable into one common share at the exercise price of $0.20 until October 14, 2014.

(3)

Mr. Cook was appointed our chief operations office on October 20, 2008 and resigned from that position on October 20, 2009. Mr. Cook was granted 100,000 options at an exercise price of $0.13 on October 20, 2008 and 100,000 options at an exercise price of $0.17 on April 20, 2009 which options vested immediately.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended September 30, 2009. Subsequent to the year ended September 30, 2009, Pierre Mulacek exercised 300,000 stock options which had an exercise price of $0.10 on December 2, 2009 and Reginald Denny exercised 150,000 stock options which had an exercise price of $0.10 on December 2, 2009.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Compensation

The particulars of compensation paid to our directors for our year ended September 30, 2009, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Pierre Mulacek(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Erich Hofer(2)	32,500	Nil	8,917	Nil	Nil	Nil	41,417(1)

(1)

Pierre Mulacek was appointed as a director of our company on April 23, 2007. Subsequent to the year ended September 30, 2009, Mr. Mulacek was granted 600,000 options on October 14, 2009 at an exercise price of $0.20 which options vested immediately.

(2)

Erich Hofer was appointed as a director of our company on March 19, 2007. Subsequent to the year ended September 30, 2009, Mr. Hofer was granted 300,000 options on October 14, 2009 at an exercise price of $0.20 which options vested immediately.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 15, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after December 15, 2009. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Pierre Mulacek 15 Regent Square The Woodlands, TX 77380	1,787,500(2)	4.6%
Erich Hofer Grossackerstrasse 64 CH-8041 Zurich, Switzerland	1,900,000(3)	4.9%
Reginald Denny 14 Night Rain Court The Woodlands, TX 77381	965,000(4)	2.5%
Directors and Executive Officers as a Group	2,159,166(6)	5.3%

(1)	Based on 37,700,250 shares of common stock issued and outstanding as of December 15, 2009.

(2)

Consists of 587,500 common shares and stock options to acquire an aggregate of 1,200,000 shares of common stock exercisable within sixty days of December 15 2009. Of such options, 600,000 are exercisable at $0.39 until June 19, 2013 and 600,000 are exercisable at $0.20 until October 14, 2014.

(3)

Consists of 1,000,000 common shares and stock options to acquire an aggregate of 900,000 shares of common stock exercisable within sixty days of December 15, 2009. Of such options, 300,000 are exercisable at the price of $0.10 until April 25, 2012, 300,000 are exercisable at the price of $0.39 until June 19, 2013 and 300,000 are exercisable at $0.20 until October 14, 2014.

(4)

Consists of 165,000 common shares and stock options to acquire an aggregate of 800,000 shares of common stock exercisable within sixty days of December 15, 2009. Of such options, 50,000 are exercisable at the price of $0.10 until October 18, 2012, 100,000 are exercisable at the price of $0.12 until November 19, 2013, 300,000 are exercisable at a price of $0.39 until June 19, 2013 and 350,000 are exercisable at $0.20 until October 14, 2014.

(6)	Includes options to acquire an aggregate of 2,900,000 shares of common stock exercisable within sixty days of December 15, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended September 30, 2009 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

On October 20, 2008, our company entered into an Executive Employment Agreement with its Chief Operations Officer. Pursuant to the agreement, we agreed to pay an annual salary of $120,000 and the executive may be eligible to receive an annual bonus determined by the Board of Directors based on the performance of our company. In addition, our company agreed to grant options to purchase 100,000 shares of common stock with an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to our company’s stock option plan. An additional incentive stock option to acquire up to an additional 100,000 shares of common stock under the same terms will be granted upon the six month anniversary of the agreement. On April 20, 2009, we granted the additional 100,000 stock options to our Chief Operations Officer.

On November 14, 2008, we re-priced the exercise price of 300,000 stock options with an exercise price of $1.35 per share to $0.10 per share. These stock options were granted to a Director of our company on April 23, 2007 and expire on April 23, 2012.

On November 19, 2008, we entered into a Stock Option and Subscription Agreement with our Chief Financial Officer. Pursuant to the terms of the agreement, we agreed to grant 100,000 stock options in consideration for continued services as Chief Financial Officer. Each option vests immediately and is exercisable at a price of $0.12 per share until expiry on November 19, 2013

Corporate Governance

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

Transactions with Independent Directors

Our independent director did not enter into any transaction, relationship or arrangement during the year ended September 30, 2009 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2009 and 2008 for professional services rendered by Malone & Bailey, PC, of Houston, Texas for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended September 30, 2009	Year Ended September 30, 2008
Audit Fees and Audit Related Fees	$34,355	$36,600
Tax Fees	$12,720	$12,550
All Other Fees	Nil	Nil
Total	$47,075	$49,150

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

10.19

Loan Consolidation Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.20

Note Purchase Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.21	Promissory Note dated October 1, 2009, of Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.22	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.23	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.24	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

(21)	Subsidiaries

21.1*

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
Dated: December 23, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: December 23, 2009

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 23, 2009

/s/ Erich Hofer
By: Erich Hofer
Director
Dated: December 23, 2009