Form 10-Q
period 2009-12-31
ARKANOVA ENERGY CORP.
filed 2010-02-16
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files). Yes [   ]    No [   ]    (Not applicable)

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

37,700,250 common shares issued and outstanding as at February 8, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended December 31, 2009 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2009	2009

ASSETS
Cash and cash equivalents	$568,741	$11,022
Oil and gas receivables, net of allowance of $0 and $0	109,714	84,829
Prepaid expenses and other	110,699	299,277
Other receivables, net of allowance of $79,020 and $79,020	84,049	83,929
Total current assets	873,203	479,057

Property and equipment, net of accumulated depreciation of $36,633 and $30,046	174,700	88,822

Oil and gas properties, full cost method
Unevaluated	14,036,094	14,032,408
Evaluated, net of accumulated depreciation of $5,601,416 and $5,599,580	90,514	92,357
Pipeline	155,272	106,948
Total assets	15,329,783	$14,799,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$486,999	$410,641
Accrued liabilities	237,653	847,041
Due to related party	549	109,650
Notes payable	1,602,583	11,122,500
Derivative liability	61,198	–
Total short term liabilities	2,388,982	12,489,832
Loans payable	12,042,727	–
Total liabilities	14,431,709	12,489,832

Contingencies and commitments
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 37,700,250 (September 30, 2009 - 37,100,250) shares issued and outstanding	37,700	37,100
Additional paid-in capital	15,776,214	15,533,238
Deficit accumulated during the exploration stage	(14,915,840)	(13,260,578)
Total stockholders’ equity	898,074	2,309,760
Total liabilities and stockholders’ equity	$15,329,783	$14,799,592

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Revenue

Oil and gas sales	$301,851	$126,398

Total revenue	301,851	126,398

Expenses

General and administrative expenses	878,203	759,980
Oil and gas production costs	412,289	492,149
Depletion	1,836	65,551
Impairment of oil and gas properties	–	5,533,043

Operating loss	(990,477)	(6,724,325)

Other income (expenses)

Interest expense	(209,871)	(316,045)
Interest income	823	1,914
Rental income	–	368
Gain on write-off of account payable	–	113,389
Gain on forgiveness of debt	–	10,000
Loss on extinguishment of debt	(480,000)	–
Loss on derivative liability	(1,652)	–

Net loss	$(1,681,177)	$(6,914,699)

Loss per share – basic and diluted	$(0.05)	$(0.19)

Weighted average common shares outstanding	37,289,000	36,450,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Operating Activities

Net loss	$(1,681,177)	$(6,914,699)

Adjustment to reconcile net loss to net cash used in operating activities:

Amortization of discount on debenture	–	108,146
Depreciation	9,259	853
Depletion	1,836	65,551
Gain on write-off of account payable	–	(113,389)
Gain on forgiveness of debt	–	(10,000)
Loss on extinguishment of debt	480,000	-
Impairment of oil and gas properties	–	5,533,043
Loss on derivative liability	1,652	-
Stock-based compensation	254,037	72,910

Changes in operating assets and liabilities:
Prepaid expenses	188,579	(1,193,462)
Oil and gas receivables	(24,885)	–
Other receivables	(119)	(351,407)
Accounts payable and accrued liabilities	71,406	231,171
Accrued interest	224,334	179,206
Due to related parties	(109,101)	(9,139)

Net Cash Used in Operating Activities	(584,179)	(2,401,216)

Investing Activities

Restricted cash	–	9,000,000
Net cash paid on acquisition of Prism	–	(5,676,586)
Purchase of equipment	(50,998)	(49,111)
Purchase of pipeline	(37,154)	–
Oil and gas property expenditures	(13,679)	(5,798)

Net Cash (Used in) Provided by Investing Activities	(101,831)	3,268,505

Financing Activities

Proceeds from issuance of promissory notes	1,168,729	–
Repayment of debenture	–	(500,000)
Proceeds from exercise of stock options	75,000	–

Net Cash Provided by (Used in) Financing Activities	1,243,729	(500,000)

Net Change in Cash	557,719	367,289

Cash and cash equivalents – beginning of period	11,022	464

Cash and cash equivalents – end of period	$568,741	$367,753

Supplemental Cash Flow and Other Disclosures (Note 9)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova” or the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties. Effective on November 1, 2006, the Company changed its name from Alton Ventures, Inc. to Arkanova Energy Corporation.

On October 3, 2008, Arkanova acquired all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation (“Prism”), and Provident Energy Associates of Montana, LLC, a Montana limited liability company (“Provident”) owned by Prism through ownership of 100% of Provident’s membership interests (Note 3).

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2009. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Accounting for Derivative Instruments

ASC 815-24 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”), requires all derivatives to be recorded on the balance sheet at fair value. Arkanova’s derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model Arkanova used for determining fair values of its derivatives is the Black-Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $14,915,840 since inception and has a negative working capital of $1,515,778 at December 31, 2009. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. Arkanova’s oil and gas properties in Arkansas and Colorado are unevaluated. Arkanova’s oil and gas properties in Montana are evaluated. All of Arkanova’s oil and gas properties are located in the United States.

Unevaluated Properties, Arkansas and Colorado
The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
	Acquisition	Exploration	Value

December 31, 2009	$9,958,520	$4,075,731	$14,034,251

September 30, 2009	$9,958,520	$4,075,731	$14,034,251

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 3: OIL AND GAS INTERESTS (CONTINUED)

Evaluated and Developed Properties, Montana
The net carrying value of Arkanova’s evaluated oil and gas properties for December 31, 2009 and September 30, 2009 was $92,357 and 90,514.

NOTE 4: RELATED PARTY TRANSACTIONS

(a)

On October 14, 2009, the Company entered into a Stock Option Agreement with its Chief Financial Officer, two directors and two employees. Pursuant to the terms of the agreement, the Company agreed to grant 1,500,000 stock options exercisable at a price of $0.20 per share until expiry on October 14, 2014.

(b)	On December 8, 2009, the Company issued 300,000 shares of common stock to the President of the Company upon the exercise of 300,000 options at $0.10 per share for proceeds of $30,000.

(c)	On December 8 2009, the Company issued 150,000 shares of common stock to the Chief Financial Officer of the Company upon the exercise of 150,000 options at $0.10 per share for proceeds of $15,000.

(d)	On November 10, 2009, the Company issued 150,000 shares of common stock to an employee of the Company upon the exercise of 150,000 options at $0.20 per share for proceeds of $30,000.

NOTE 5: NOTES PAYABLE

(a)

On July 14, 2008, Arkanova received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At July 13, 2009, accrued interest of $37,500 has been recorded. On July 14, 2009, this note was modified whereby the maturity date was extended to July 14, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $412,500. Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after July 14, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 14, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower. On October 1, 2009, Acquisition entered into a Loan Consolidation Agreement to consolidate the promissory notes as described in Note 5(a), (b) and (c). Refer to Note 5(d).

(b)

On September 3, 2008, Acquisition Corp. entered into a Note Purchase Agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. As further security for payment of the indebtedness evidenced by the promissory note, Arkanova agreed to guarantee the payment of the promissory note and the performance of obligations of Acquisition Corp under the agreement. In addition, the Company will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Acquisition Corp. as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. Arkanova recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method and was fully amortized by September 3, 2009. On October 1, 2009, Acquisition entered into a Loan Consolidation Agreement to consolidate the promissory notes as described in Notes 5(a), (b) and (c). Refer to Note 5(d).

(c)

On April 29, 2009, Arkanova entered into a Note Purchase Agreement pursuant to which Arkanova issued a $600,000 promissory note. The promissory note bears interest at 10% per annum, is due on demand at any time after April 29, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to April 29, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower. On October 1, 2009, Acquisition entered into a Loan Consolidation Agreement to consolidate the promissory notes as described in Notes 5(a), (b) and (c). Refer to Note 5(d).

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 5: NOTES PAYABLE (CONTINUED)

(d)

On October 1, 2009, our subsidiary borrowed $1,168,729 and consolidated its outstanding promissory note balances into one new promissory note in the principal amount for $12,000,000. The new loan also adds accrued interest of $818,771 to this new principal amount. The note bears interest at 6% per annum, is due on September 30, 2011, and is secured by our guarantee and also a pledge of our wholly owned subsidiary, Provident. Interest is payable 10 days after maturity in our common shares. The number of shares payable will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matures.

As further consideration for this new loan, we immediately owe the note holder 821,918 common shares. In addition, we will issue $240,000 worth of shares of common stock to the note holder on October 1, 2010. Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and is expensed as a loss on extinguishment of debt.

Acquisition will also deliver to the Investor an additional 900,000 common shares per our prior and heretofore unfulfilled obligation under Section 3 of the Note Purchase Agreement relating to the $9,000,000 Note.

NOTE 6: COMMON STOCK

Stock Options

On April 25, 2007, Arkanova adopted a stock option plan named the 2007 Stock Option Plan (the “Plan”), the purpose of which is to attract and retain the best available personnel and to provide incentives to employees, officers, directors and consultants, all in an effort to promote the success of Arkanova. Prior to the grant of options under the 2007 Stock Option Plan, there were 5,000,000 shares of Arkanova’s common stock available for issuance under the plan.

During the three months ended December 31, 2009, Arkanova granted 1,500,000 stock options, exercisable at $0.20 per share and expire on October 14, 2014. The weighted average grant date fair value of stock options granted during the three months ended December 31, 2009 was $0.17.

During the three months ended December 31, 2009, 600,000 of stock options were exercised for total cash proceeds of $75,000 and 100,001 of stock options were forfeited upon the termination of the agreement with the former Chief Operating Officer. During the three months ended December 31, 2009, Arkanova recorded stock-based compensation of $254,037, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 6: COMMON STOCK (CONTINUED)

Stock Options (Continued)

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$
Outstanding, September 30, 2009	2,653,333	0.38
Granted	1,500,000	0.20
Exercised	(600,000)	0.13
Forfeited/Cancelled	(100,001)	0.16
Outstanding, December 31, 2009	3,453,332	0.35	3.64	210,266
Exercisable, December 31, 2009	3,453,332	0.35	3.64	210,266

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months
ended
December 31,
2009

Expected dividend yield	0.00%

Expected volatility	187%
Expected life (in years)	2.5
Risk-free interest rate	1.22%

A summary of the status of the Company’s non-vested stock options as of December 31, 2009, and changes during the three month period ended December 31, 2009, is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		4
Non-vested at September 30, 2009	133,334	0.13
Granted	1,500,000	0.17
Forfeited/Cancelled	(100,001)	0.15
Vested	(1,533,333)	0.19
Non-vested at December 31, 2009	–	–

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 6: COMMON STOCK (CONTINUED)

Stock Options (Continued)

At December 31, 2009, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $210,266 intrinsic value associated with the outstanding options at December 31, 2009.

NOTE 7: DERIVATIVE INSTRUMENTS

In June 2008, the FASB ratified ASC 815-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“ASC 815-15”). ASC 815-15, “Accounting for Derivatives and Hedging Activities” (“ASC 815-15”), specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-15 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the ASC 815-15 scope exception. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-15 is effective for the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited.

Initially, Arkanova evaluated all of its financial instruments and determined that 250,000 warrants associated a March 2008 financing qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of October 1, 2009. The fair value of these warrants were reclassified as of October 1, 2009 in the amount of $85,461 from additional paid in capital with $59,546 to derivative liability and the remaining cumulative effect of the change in accounting principle in the amount of $25,915 was recognized as an adjustment to the opening balance of retained earnings. The impact of ASC 815-15 for the year to date period ending December 31,2009 resulted in a increase in the derivative liability of $1,652 with a corresponding loss of $1,652 on derivative instruments.

The fair values of the warrants on October 1, 2009 and December 31, 2009 were estimated using the following assumptions:

	December 31, 2009	October 1, 2009
Expected volatility	175%	179%
Expected term	3.25 years	3.5 years
Risk free rate	0.81%	0.95%
Expected dividends	-	-
Fair value	$61,198	$59,546

NOTE 8: COMMITMENTS

(a)	See Note 5.

(b)

On October 20, 2008, Arkanova entered into an Executive Employment Agreement with its Chief Operations Officer. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and the executive may be eligible to receive an annual bonus determined by the Board of Directors based on the performance of the Company. In addition, Arkanova has agreed to grant options to purchase 100,000 shares of common stock with an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to Arkanova’s stock option plan. An additional incentive stock option to acquire up to an additional 100,000 shares of common stock under the same terms was granted on April 20, 2009. On October 20, 2009, this agreement was terminated due to the resignation of its Chief Operations Officer. At the time of resignation 99,999 options had vested and the remaining 100,001 warrants were forfeited.

(c)

On October 3, 2008, Arkanova entered into a consulting agreement with the former owner of Prism Corporation to provide consulting services for a period of 15 months. Pursuant to the agreement, Arkanova agreed to pay $1,500,000. As of December 31, 2009, the Company is owed $120,835 to the former owner of Prism Corporation.

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 9: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2009	2008
Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$55,310	$1,690,179
Cumulative effect of change in accounting principal	$59,546	$–

NOTE 10: SUBSEQUENT EVENTS

Pursuant to ASC 855, we have evaluated all events or transactions that occurred from December 31, 2009 through February 16, 2010, the date of issuance of the unaudited consolidated financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below.

On February 9, 2010, the Company entered into an Employment Agreement with its Field Manager. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000. In addition, Arkanova agreed to grant options to purchase 250,000 shares of common stock with an exercise price no less than the prior day’s closing price from the date of grant as reported on OTC-Bulletin Board, with the expiry date on February 8, 2015.

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

Results of Operations for the Three Months Ended December 31, 2009

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2009 which are included herein:

	December 31,	December 31,
	2009	2008
Revenue	$301,851	$126,398
Expenses	$990,477	6,724,325
Net Loss	$(1,681,177)	$(6,914,699)

Revenues

During the three months ended December 31, 2009, we generated $301,851 in revenue as compared to revenues of $126,398 during the three months ended December 31, 2008. The increased revenues resulting from 10 old wells being remediated and put back into production.

Expenses

Operating loss decreased during the three months ended December 31, 2009 to $990,477 as compared to $6,724,325 during the three months ended December 31, 2008. The decrease is primarily due to a $5,533,043 impairment of oil and gas properties that occurred during the three months ended December 31, 2008. Our company did not incur any such impairment during the three months ended December 31, 2009. Depletion expenses also decreased by $63,715 and oil and gas production costs decreased by $79,860 during the three months ended December 31, 2009. These decreases were offset by an increase in general and administrative expenses of $118,223 from $759,980 during the three months ended December 31, 2008 to $878,203 during the three months ended December 31, 2009. The main components of our general and administrative expenses during the three months ended December 31, 2009 included employment compensation expenses of $161,750, stock based compensation of $254,037, and professional and audit fees of $62,281.

Interest Expense

Interest expense decreased during the three months ended December 31, 2009 to $209,871 as compared to $316,045 during the three months ended December 31, 2008.

Loss on extinguishment of debt

During the three months ended December 31, 2009, we incurred $480,000 loss due to the early extinguishment of debt. There was no such loss for the three months ended December 31, 2008.

Liquidity and Capital Resources

Working Capital

	At December 31,	At September 30,
	2009	2009
Current assets	$873,203	$479,057
Current liabilities	2,388,982	12,489,832
Working capital (deficiency)	$(1,515,779)	$(12,010,775)

We had cash and cash equivalents of $568,741 and a working capital deficiency of $1,515,779 as at December 31, 2009 compared to cash and cash equivalents of $11,022 and a working capital deficiency of $12,010,775 as at September 30, 2009. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $11,600,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period

Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs
Drilling Costs	$3,000,000
Seismic Costs	$1,200,000
Employee and Consultant Compensation	$1,000,000
Professional Fees	$250,000
General and Administrative Expenses	$550,000
Total	$11,600,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $11.6 million over the next twelve month period to fund our plan of operations and approximately $1.5 million to eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Outstanding Promissory Notes

On July 14, 2008, we received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At July 13, 2009, accrued interest of $37,500 was recorded. On July 14, 2009, this note was modified whereby the maturity date was extended to July 14, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $412,500. The promissory note bears interest at 10% per annum, is due on demand at any time after July 14, 2010 and may be secured against our oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by our company, right-of-ways and easements and our company’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 14, 2010 without penalty. In the event that our company defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower. On October 1, 2009, our subsidiary entered into a Loan Consolidation Agreement to consolidate the promissory notes that were dated July 14, 2008, September 3, 2008 and April 29, 2009.

On September 3, 2008, our subsidiary entered into a Note Purchase Agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. As further security for payment of the indebtedness evidenced by the promissory note, we agreed to guarantee the payment of the promissory note and the performance of obligations of our subsidiary under the agreement. In addition, we will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of our subsidiary as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. We recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount will be amortized over the maturity term of 1 year using the effective interest method and was fully amortized by September 3, 2009. On October 1, 2009, our subsidiary entered into a Loan Consolidation Agreement to consolidate the promissory notes that were dated July 14, 2008, September 3, 2008 and April 29, 2009.

On April 29, 2009, we entered into a Note Purchase Agreement pursuant to which we issued a $600,000 promissory note. The promissory note bears interest at 10% per annum, is due on demand at any time after April 29, 2010 and may be secured against our company’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by our company, right-of-ways and easements and our company’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to April 29, 2010 without penalty. In the event that our company defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower. On October 1, 2009, our subsidiary entered into a Loan Consolidation Agreement to consolidate the promissory notes that were dated July 14, 2008, September 3, 2008 and April 29, 2009.

On October 1, 2009, our subsidiary entered into a Loan Consolidation Agreement to consolidate its outstanding promissory note balances as disclosed above. We requested an additional loan in the amount of $1,168,729 to be consolidated into one new promissory note in the principal amount of $12,000,000. Pursuant to the terms and conditions of the agreement, the new loan provides for the consolidation and cancellation of the existing notes and the additional loan amount. Interest of $818,771 on the existing notes is consolidated to the new principal amount of $12,000,000. The promissory note bears interest at 6% per annum, is due on September 30, 2011, and is secured by pledge of all of our subsidiary’s interest in its wholly-owned subsidiary, Provident. Interest on the promissory note is payable 10 days after maturity in shares of our company’s common stock. The number of shares payable as interest will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matures.

As additional inducement to Aton Select to make the additional loan of $1,168,729 and to consolidate the existing loans under a new promissory note, Arkanova Acquisition will be delivering 821,918 shares of our common stock to Aton Select in payment of half of the unpaid interest due under the existing loans and agreed to deliver to Aton Select on the first anniversary of the execution of Note Purchase Agreement by Aton Select such number of shares of our unregistered common stock as shall be determined by dividing $240,000 (i.e., the remaining amount of unpaid interest due under the existing loans) by the average stock price for our common stock over the 15 business day period immediately preceding such first anniversary date. Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. As a result of the debt extinguishment the inducement on the $12,000,000 note was expensed as a loss on extinguishment of debt in the amount of $480,000. Arkanova Acquisition also will be delivering to Aton Select an additional 900,000 shares of our common stock in order to honor its obligation under the Note Purchase Agreement relating to the $9 Million Note to deliver such number of shares to Aton Select or making the original loan of $9,000,000 evidenced by the $9 Million Note. The liability for the 900,000 shares of common stock to be issued was accrued on the books as of December 31, 2009.

Lease Acquisition Costs

We have recorded 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $4,200,000 during the next twelve months, which will include drilling and, if warranted, completion costs for three vertical or horizontal exploratory wells. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $3,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
June 2010	Commence drilling Montana well and complete in the CutBank or Bakken type formation, if warranted
July 2010	Commence drilling second Bakken well if warranted
August 2010	Commence drilling third Bakken well if warranted

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $1,000,000. As of December 31, 2009, Pierre Mulacek and Reginald Denny were our employees. We pay Mr. Mulacek, our Chief Executive Officer, an annual salary of $240,000 and Mr. Denny, our Chief Financial Officer, an annual salary of $170,000. Subsequent to the quarter ended December 31, 2009, we hired an additional non-executive engineering employee based on an annual salary of $120,000.

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

General and Administrative Expenses

We anticipate spending $550,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, geological engineering, etc.

Cash Used In Operating Activities

Operating activities used cash of $584,179 during the three months ended December 31, 2009 as compared to $2,401,216 during the three months ended December 31, 2008.

Cash From Investing Activities

Investing activities used cash of $101,831 during the three months ended December 31, 2009 as compared to investing activities providing cash of $3,268,505 during the three months ended December 31, 2008.

Cash from Financing Activities

Financing activities provided cash of $1,243,729 during the three months ended December 31, 2009 as compared to financing activities using cash of $500,000 during the three months ended December 31, 2008. During the three months ended December 31, 2009, we received $1,168,729 from the issuance of promissory notes and $75,000 from the exercise of stock options.

Capital Expenditures

As of February 16, 2010, our company did not have any material commitments for capital expenditures.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of December 31, 2009, we had properties with proven reserves. The proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of December 31, 2009, net carry value of proved property was $92,357.

Accounting for Derivative Instruments

ASC 815-24 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”), requires all derivatives to be recorded on the balance sheet at fair value. Arkanova’s derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. Our company is currently assessing the impact that the adoption will have on our company’s disclosures, operating results, financial position and cash flows.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $14.9 million as at December 31, 2009. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of December 31, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set out below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Prior to the acquisition by our company of Provident Energy Associates of Montana, LLC, an unknown individual fired a bullet into a oil holding tank on the South side of Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, thereby resulting in an oil release which allegedly killed approximately 18 migratory birds. The U.S. Department of Justice has alleged that Provident was criminally liable for the death of the birds under the federal Migratory Bird Treaty Act and, recognizing that neither our company nor any of the current officers or directors of our company or Provident were involved, nor had knowledge of the incident, proposed a settlement by which Provident would plead guilty to one Class B Misdemeanor violation requiring it to pay fines and court costs of approximately $20,000, provide an Environment Compliance Plan to the U.S. Fish and Wildlife Service and Blackfeet Tribe for approval and submit to being on probation for a period of 18 months. Our company’s management deemed the settlement offer by the U.S. Department of Justice to be more cost effect than fighting the allegations and accepted the offer. The settlement is expected to be finalized in the second quarter of 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2010, we granted 250,000 stock options to one employee pursuant to section 4(2) of the Securities Act of 1933, as amended. Each option entitles the optionee to acquire one common share at the exercise price of $0.31 per share until expiry on February 8, 2015. Of such options, 125,000 vest on August 8, 2010 and 125,000 vest on February 8, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Mr. Cook resigned as our chief operations officer on October 20, 2009.

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

10.9	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.10	Stock Option and Subscription Agreement dated November 19, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.11	Employment Agreement dated October 18, 2008 between our company and Reginald Denny (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.12	Employment Agreement dated October 18, 2008 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.13	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.14	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.15	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.16	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.17

Loan Consolidation Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.18

Note Purchase Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.19	Promissory Note dated October 1, 2009, of Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.20	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.21	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.22	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: February 16, 2010

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: February 16, 2010