Form 10-Q
period 2010-03-31
ARKANOVA ENERGY CORP.
filed 2010-05-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

37,700,250 shares of common stock issued and outstanding as at May 10, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the six months ended March 31, 2010 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2010	2009

ASSETS
Cash and cash equivalents	$27,414	$11,022
Oil and gas receivables, net of allowance of $0 and $0	83,474	84,829
Prepaid expenses and other	113,698	299,277
Other receivables, net of allowance of $79,020 and $79,020	83,929	83,929
Total current assets	308,515	479,057

Property and equipment, net of accumulated depreciation of $46,621 and $30,046	164,712	88,822
Oil and gas properties, full cost method
Unevaluated	14,034,251	14,034,251
Evaluated, net of accumulated depreciation of $5,603,360 and $5,599,580	111,012	90,514
Pipeline	144,660	106,948
Total assets	14,763,150	$14,799,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$334,340	$410,641
Accrued liabilities	431,460	847,041
Due to related party	13,236	109,650
Notes payable	1,602,827	11,122,500
Derivative liability	77,713	–
Total short term liabilities	2,459,576	12,489,832
Loans payable	12,039,427	–
Total liabilities	14,499,003	12,489,832

Contingencies and commitments
Stockholders’ Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 37,700,250 (September 30, 2009 - 37,100,250) shares issued and outstanding	37,700	37,100
Additional paid-in capital	15,789,112	15,533,238
Retained deficit	(15,562,665)	(13,260,578)
Total stockholders’ equity	264,147	2,309,760
Total liabilities and stockholders’ equity	$14,763,150	$14,799,592

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenue
Oil and gas sales	$269,076	$102,412	$570,927	$228,810
Total revenue	269,076	102,412	570,927	228,810

Expenses
General and administrative expenses	370,529	716,670	1,248,732	1,476,650
Oil and gas production costs	333,791	158,574	746,080	650,723
Depletion	1,944	–	3,780	65,551
Impairment of oil and gas properties	–	–	–	5,533,043
Operating loss	(437,188)	(772,832)	(1,427,665)	(7,497,157)
Other income (expenses)
Interest expense	(193,320)	(313,831)	(403,191)	(629,876)
Interest income	198	209	1,021	2,123
Rental income	–	–	–	368
Gain on write-off of account payable	–	36,611	–	150,000
Gain on forgiveness of debt	–	–	–	10,000
Loss on extinguishment of debt	–	–	(480,000)	–
Loss on derivative liability	(16,515)	–	(18,167)	–
Net loss	$(646,825)	$(1,049,843)	$(2,328,002)	$(7,964,542)

Loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.06)	$(0.22)
Weighted average common shares outstanding	37,700,000	36,450,000	37,500,000	36,450,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Operating Activities
Net loss	$(2,328,002)	$(7,964,542)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of discount on debenture	–	219,947
Depreciation	29,859	4,547
Depletion	3,780	65,551
Gain on write-off of account payable	–	(150,000)
Gain on forgiveness of debt	–	(10,000)
Loss on extinguishment of debt	480,000	–
Impairment of oil and gas properties	–	5,533,043
Loss on derivative liability	18,167	–
Stock-based compensation	266,935	74,259
Changes in operating assets and liabilities:
Prepaid expenses	185,579	(786,076)
Oil and gas receivables	1,355	(47,053)
Other receivables	–	(146,590)
Accounts payable and accrued liabilities	(52,533)	135,926
Accrued interest	391,923	380,782
Due to related parties	(96,414)	5,424
Net Cash Used in Operating Activities	(1,099,351)	(2,684,782)
Investing Activities
Restricted cash	–	9,000,000
Net cash paid on acquisition of Prism	–	(5,676,586)
Purchase of equipment	(40,211)	(71,653)
Purchase of pipeline	(50,997)	–
Oil and gas property expenditures	(36,778)	(36,546)
Net Cash (Used in) Provided by Investing Activities	(127,986)	3,215,215

Financing Activities
Proceeds from issuance of promissory notes	1,168,729	–
Repayment of debenture	–	(500,000)
Proceeds from exercise of stock options	75,000	–
Net Cash Provided by (Used in) Financing Activities	1,243,729	(500,000)
Net Change in Cash	16,392	30,433
Cash and cash equivalents – beginning of period	11,022	464
Cash and cash equivalents – end of period	$27,414	$30,897

Supplemental Cash Flow and Other Disclosures (Note 9)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova” or the “Company”) was incorporated in the state of Nevada on September 6, 2001. The Company is engaged in the acquisition, exploration and development of oil and gas properties.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2009. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended March 31, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $15,562,665 since inception and has a negative working capital of $2,151,061 at March 31, 2010. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. Arkanova’s oil and gas properties in Arkansas and Colorado are unproven. Arkanova’s oil and gas properties in Montana are proven. All of Arkanova’s oil and gas properties are located in the United States.

Unevaluated Properties, Arkansas and Colorado

The total costs incurred and excluded from amortization are summarized as follows:

			Total Net
			Carrying
	Acquisition	Exploration	Value

Balance, September 30, 2009	$9,958,520	$4,075,731	$14,034,251
Cost incurred during the period	$–	$–	$–
Balance, March 31, 2010	$9,958,520	$4,075,731	$14,034,251

Evaluated and Developed Properties, Montana

The net carrying value of Arkanova’s evaluated oil and gas properties for March 31, 2010 and September 30, 2009 was $111,012 and $90,514.

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

(e)

On February 8, 2010, the Company entered into a Stock Option Agreement with an employee of the Company. Pursuant to the terms of the agreement, the Company granted 250,000 stock options exercisable at a price of $0.31 per share until expiry on February 8, 2015. 125,000 stock options shall vest on August 8, 2010 and the remaining 125,000 options shall vest on February 8, 2011.

NOTE 5: NOTES PAYABLE

(a)

On July 14, 2008, Arkanova received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At July 13, 2009, accrued interest of $37,500 has been recorded. On July 14, 2009, this note was modified whereby the maturity date was extended to July 14, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $412,500. Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments (“ASC 470-50”) and ASC 470-60, Troubled Debt Restructurings (“ASC 470-60”) and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after July 14, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 14, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower. On October 1, 2009, Acquisition entered into a Loan Consolidation Agreement to consolidate the promissory notes as described in Note 5(a), (b) and (c). Refer to Note 5(d).

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

As further consideration for this new loan, we immediately owe the note holder 821,918 common shares. In addition, we will issue $240,000 worth of shares of common stock to the note holder on October 1, 2010. Arkanova evaluated the application of ASC 470-50 and ASC 470-60 by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and is expensed as a loss on extinguishment of debt.

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

During the six months ended March 31, 2010, Arkanova granted 1,750,000 stock options, of which 1,500,000 stock options are exercisable at $0.20 per share until October 14, 2014, 250,000 stock options are exercisable at $0.31 per share until February 8, 2015. The weighted average grant date fair value of stock options granted during the six months ended March 31, 2010 was $0.19.

During the six months ended March 31, 2010, 600,000 of stock options were exercised for cash proceeds of $75,000 and 200,000 of stock options were forfeited upon the termination of the agreement with the former Chief Operating Officer. During the six months ended March 31, 2010, Arkanova recorded stock-based compensation of $266,935, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Number of	Exercise Price	Contractual Term	Value
	Options	$		$
Outstanding, September 30, 2009	2,653,333	0.38
Granted	1,750,000	0.22
Exercised	(600,000)	0.13
Forfeited/Cancelled	(100,001)	0.16
Expired	(99,999)	0.14
Outstanding, March 31, 2010	3,603,333	0.35	3.64	357,367
Exercisable, March 31, 2010	3,353,333	0.36	3.54	344,867

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six months
ended
March 31,
2010
Expected dividend yield	0.00%
Expected volatility	187%
Expected life (in years)	2.55
Risk-free interest rate	1.23%

A summary of the status of the Company’s non-vested stock options as of March 31, 2010, and changes during the six month period ended March 31, 2010, is presented below:

		Weighted
		Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$
Non-vested at September 30, 2009	133,334	0.13
Granted	1,750,000	0.19
Forfeited/Cancelled	(100,001)	0.14
Vested	(1,533,333)	0.17
Non-vested at March 31, 2010	250,000	0.28

At March 31, 2010, there was $55,892 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan that will be recognized over the next eleven months. There was $357,367 intrinsic value associated with the outstanding options at March 31, 2010.

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

Initially, Arkanova evaluated all of its financial instruments and determined that 250,000 warrants associated a March 2008 financing qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of October 1, 2009. The fair value of these warrants were reclassified as of October 1, 2009 in the amount of $85,461 from additional paid in capital with $59,546 to derivative liability and the remaining cumulative effect of the change in accounting principle in the amount of $25,915 was recognized as an adjustment to the opening balance of retained earnings. The impact of ASC 815-15 for the year to date period ending March 31, 2010 resulted in a increase in the derivative liability of $18,167 with a corresponding loss of $18,167 on derivative instruments.

The fair values of the warrants on October 1, 2009 and March 31, 2010 were estimated using the following assumptions:

	March 31, 2010	October 1, 2009
Expected volatility	187%	175%
Expected term	3.00 years	3.5 years
Risk free rate	1.60%	0.95%
Expected dividends	-	-
Fair value	$77,713	$59,546

NOTE 8: COMMITMENTS

(a)	See Note 5.

(b)

On October 20, 2008, Arkanova entered into an Executive Employment Agreement with its Chief Operations Officer. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and the executive may be eligible to receive an annual bonus determined by the Board of Directors based on the performance of the Company. In addition, Arkanova has agreed to grant options to purchase 100,000 shares of common stock with an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to Arkanova’s stock option plan. An additional incentive stock option to acquire up to an additional 100,000 shares of common stock under the same terms was granted on April 20, 2009. On October 20, 2009, this agreement was terminated due to the resignation of its Chief Operations Officer. At the time of resignation 99,999 options had vested and the remaining 100,001 warrants were forfeited. The 99,999 vested options expired on January 20, 2010, three months after the resignation of the Chief Operations Officer.

(c)

On October 3, 2008, Arkanova entered into a consulting agreement with the former owner of Prism Corporation to provide consulting services for a period of 15 months. Pursuant to the agreement, Arkanova agreed to pay $1,500,000. As of March 31, 2010, the Company owed $120,835 to the former owner of Prism Corporation.

(d)

On February 8, 2010, Arkanova entered into an Employment Agreement with its Field Manager. Pursuant to the agreement, Arkanova agreed to pay an annual salary of $120,000 and the employee may be eligible to receive an annual bonus determined by the Board of Directors based on the performance of the Company. The term of the agreement is for one year and upon expiration of the agreement, it will be renewed for another year unless terminated. In addition, Arkanova has agreed to grant options to purchase 250,000 shares of common stock with an exercise price equal to $0.31. The options are exercisable until February 8, 2015.

NOTE 9: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Supplemental Disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Cumulative effect of change in accounting principal	$59,546	$–
Accounts payable related to capital expenditures	$52,254	$11,206

NOTE 10: SUBSEQUENT EVENTS

On April 9, 2010, Arkanova’s subsidiary, Provident, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the leasehold working interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000 (the “Purchase Price”). The closing of the purchase and sale, which is subject to the payment in full of all instalments of the Purchase Price and other conditions of closing, is scheduled to occur on August 6, 2010. There is no assurance at this time, however, that the closing will occur.

Knightwall is a lender to the registrant and it currently has an outstanding loan to the registrant of $330,000 in principal amount bearing interest at the rate of 10% per annum. The note, in the amount of $367,077, which includes accrued interest through July 8, 2010, will be paid in full from the portion of the Purchase Price to be paid by Knightwall on July 8, 2010.

The Purchase Price is payable in instalments, with the initial payment of $1,500,000 being due on or before April 9, 2010, a second payment of $2,000,000 being due on June 8, 2010, a third payment of $2,000,000 ($367,077 of which Knightwall is entitled to apply to the payment in full of its loan to the registrant) being due on July 8, 2010, and the remaining $1,500,000 being due at the closing of the purchase and sale. The April 9, 2010, payment due has been received.

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

Results of Operations for the Three and Six Months Ended March 31, 2010

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended March 31, 2010 which are included herein:

	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	March 31, 2010		March 31, 2009	March 31, 2010	March 31, 2009

Revenue	$269,076		$102,412	$570,927	$228,810
Expenses	$(706,264)		$(875,244)	$(1,998,592)	$(7,725,967)
Net Loss	$(646,825)	$	$(1,049,843)	$(2,328,002)	$(7,964,542)

Revenues

During the three months ended March 31, 2010, we generated $269,076 in revenue from oil and gas sales as compared to revenue of $102,412 during the three months ended March 31, 2009. During the six months ended March 31, 2010, we generated $570,927 in revenue from oil and gas sales as compared to revenue of $228, 810 during the six months ended March 31, 2009. The increased revenue during the three and six months ended March 31, 2010 resulted from 10 old wells being remediated and put back into production.

On April 9, 2010, our subsidiary, Provident Energy Associates of Montana LLC, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident Energy agreed to sell to Knightwall Invest 30% of the leasehold interests comprising Provident Energy’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000. The closing of the purchase and sale, which is subject to the payment in full of all instalments of the purchase price and other conditions of closing, is scheduled to occur on August 6, 2010. Following the closing of the agreement, we anticipate that revenues will decrease by approximately 30%. For more information on the proposed disposition, see sub-heading “Proposed Sale of Subsidiary Interest”.

Expenses

Expenses decreased during the three months ended March 31, 2010 to $706,264 as compared to $875,244 during the three months ended March 31, 2009. The decrease is largely as a result of decreased general and administrative expenses which were $370,529 for the three months ended March 31, 2010 and $716,670 for the three months ended March 31, 2009. The main components of our general and administrative expenses during the three months ended March 31, 2010 included employment compensation expenses of $155,682, stock based compensation of $12,898, professional and audit fees of $58,298, interest of $2,200 and other general and administrative expenses of $141,451. The three months ended March 31, 2010 also resulted in oil and gas production costs of $333,791 and depletion expenses of $1,944, as compared to oil and gas production costs of $158,574 and depletion expenses of $nil for the three months ended March 31, 2009.

Expenses substantially decreased during the six months ended March 31, 2010 to $1,998,592 as compared to $7,725,967 during the six months ended March 31, 2009. The decrease was primarily due to a $5,533,043 impairment of oil and gas properties that occurred during the six months ended March 31, 2009. Aside from this large one-time write-down, general and administrative expenses decreased from $1,476,650 during the six months ended March 31, 2009 to $1,248,732 during the six months ended March 31, 2010, largely the result of decreased consulting expenses. The main components of our general and administrative expenses during the six months ended March 31, 2010 included employment compensation expenses of $322,892, stock based compensation of $266,935, professional and audit fees of $113,990, interest of $2,691 and other general and administrative expenses of $542,224. The six months ended March 31, 2010 also resulted in oil and gas production costs of $746,080 and depletion expenses of $3,780, as compared to oil and gas production costs of $650,723 and depletion expenses of $65,551 for the six months ended March 31, 2009.

Following the closing of the Purchase and Sale Agreement dated April 9, 2010 with Knightwall Invest, we anticipate that oil and gas production costs, depletion and some general and administrative expenses related to management of our oil and gas interests will decrease by approximately 30%. For more information on the proposed disposition, see sub-heading “Proposed Sale of Subsidiary Interest”.

Liquidity and Capital Resources

Working Capital

	At March 31,	At September 30,
	2010	2009
	(unaudited)	(audited)
Current assets	$308,515	$479,057
Current liabilities	2,459,576	12,489,832
Working capital deficiency	$2,151,061	$12,010,775

We had cash and cash equivalents of $27,414 and a working capital deficiency of $2,151,061 as at March 31, 2010 compared to cash and cash equivalents of $11,022 and a working capital deficiency of $12,010,775 as at September 30, 2009. Subsequent to the quarter ended March 31, 2010, we received $1.5 million as the first instalment of the purchase price under the Purchase and Sale Agreement dated April 9, 2010 with Knightwall Invest.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $11.6 million over the next twelve month period to fund our plan of operations and approximately $700,000 to eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Proposed Sale of Subsidiary Interest

On April 9, 2010, our subsidiary, Provident Energy Associates of Montana LLC, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident Energy agreed to sell to Knightwall Invest 30% of the leasehold working interests comprising Provident Energy’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000. The closing of the purchase and sale, which is subject to the payment in full of all instalments of the purchase price and other conditions of closing, is scheduled to occur on August 6, 2010. There is no assurance at this time, however, that the closing will occur.

Knightwall Invest is a lender to our company and it currently has an outstanding loan to our company of $330,000 in principal amount bearing interest at the rate of 10% per annum and due and payable by our company on May 29, 2010, plus interest of $33,000. Our company anticipates the note will be renewed on May 29, 2010, in the amount of $363,000, at which time, our company anticipates that the total amount due ($367,077.53, which includes accrued interest to the date of payment) will be paid in full from the portion of the purchase price to be paid by Knightwall Invest on July 8, 2010.

The purchase price is payable in instalments, with the initial payment of $1,500,000 paid on April 8, 2010, a second payment of $2,000,000 being due on June 8, 2010, a third payment of $2,000,000 ($367,077.53 of which Knightwall Invest is entitled to apply to the payment in full of its loan to our company) being due on July 8, 2010, and the remaining $1,500,000 being due at the closing of the purchase and sale.

Outstanding Promissory Note

On October 1, 2009, our subsidiary entered into a Loan Consolidation Agreement to consolidate its outstanding promissory notes. We requested an additional loan in the amount of $1,168,729 to be consolidated into one new promissory note in the principal amount of $12,000,000. Pursuant to the terms and conditions of the agreement, the new loan provided for the consolidation and cancellation of the former notes and the additional loan amount. Interest of $818,771 on the former notes was consolidated to the new principal amount of $12,000,000. The promissory note bears interest at 6% per annum, is due on September 30, 2011, and is secured by a pledge of all of our subsidiary’s interest in its wholly-owned subsidiary, Provident Energy. Interest on the promissory note is payable 10 days after maturity in shares of our company’s common stock. The number of shares payable as interest will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matures.

As inducement to the note holder to provide the additional loan of $1,168,729, our subsidiary has agreed to cause our company to issue 821,918 shares of common stock to the note holder. In addition, we have agreed to issue $240,000 worth of shares of common stock to the note holder on the first anniversary of the execution of the Note Purchase Agreement. The new note will be secured by a pledge of all the membership interest of Provident Energy and a guarantee of indebtedness by our company.

Our subsidiary has also agreed to cause our company to issue an additional 900,000 shares of common stock to the lender as soon as reasonably practical following the execution of the Loan Consolidation Agreement, in accordance with our company’s heretofore unfulfilled obligation under Section 3 of the Note Purchase Agreement relating to the $9,000,000 note. We anticipate that the shares will be issued to the lender in the third quarter of 2010.

Capital Requirements for the Next Twelve Month Period

In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $14,700,000 for operating expenses during the next twelve month period as set out below.

Estimated Expenses for the Next Twelve Month Period

Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs:
Drilling Cost	$5,000,000
Reactivate Battery 29 and put on 8 additional wells	2,000,000
Seismic Costs	$300,000
Employee and Consultant Compensation	$1,000,000
Professional Fees	$250,000
General and Administrative Expenses	$550,000
Total	$14,700,000

Lease Acquisition Costs

We have recorded 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $7,300,000 during the next twelve months, which will include drilling and, if warranted, completion costs for three vertical or horizontal exploratory wells. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $5,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
June 2010	Commence drilling Max 1 – 2817 in the TMCBSU in Montana and complete in the Cut Bank and test Bakken formation.
Sept 2010	Commence drilling second Cut Bank well or first Bakken well if warranted.
Nov 2010	Commence drilling third Cut Bank well or Bakken well if warranted.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $1,000,000. As of March 31, 2010, we had five employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek, our Chief Executive Officer, an annual salary of $240,000, Mr. Denny, our Chief Financial Officer, an annual salary of $170,000.

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

Cash Used In Operating Activities

Operating activities used cash of $1,099,351 during the six months ended March 31, 2010 as compared to $2,684,782 during the six months ended March 31, 2009.

Cash From Investing Activities

Investing activities used cash of $127,986 during the six months ended March 31, 2010 as compared to investing activities providing cash of $3,215,215 during the six months ended March 31, 2009.

Cash from Financing Activities

Financing activities provided cash of $1,243,729 during the six months ended March 31, 2010 as compared to financing activities using cash of $500,000 during the six months ended March 31, 2010. During the six months ended March 31, 2010, we received $1,168,729 from the issuance of promissory notes and $75,000 from the exercise of stock options.

Capital Expenditures

As of May 10, 2010, our company did not have any material commitments for capital expenditures.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of March 31, 2010, we had properties with proven reserves. The proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of March 31, 2010, the proved property had a net book value of $111,012.

Recent Accounting Pronouncements

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

Initially, we evaluated all of our financial instruments and determined that 250,000 warrants associated with a March 2008 financing qualified for treatment under ASC 815-15 and adjusted our financial statements to reflect the adoption of the ASC 815-15 as of October 1, 2009. The fair value of these warrants were reclassified as of October 1, 2009 in the amount of $85,461 from additional paid in capital with $59,546 to derivative liability and the remaining cumulative effect of the change in accounting principle in the amount of $25,915 was recognized as an adjustment to the opening balance of retained earnings. The impact of ASC 815-15 for the year to date period ending March 31, 2010 resulted in a increase in the derivative liability of $18,167 with a corresponding loss of $18,167 on derivative instruments.

The fair values of the warrants on October 1, 2009 and March 31, 2010 were estimated using the following assumptions:

	March 31, 2010	October 1, 2009
Expected volatility	187%	175%
Expected term	3.00 years	3.5 years
Risk free rate	1.60%	0.95%
Expected dividends	-	-
Fair value	$77,713	$59,546

ASC 815-24 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”), requires all derivatives to be recorded on the balance sheet at fair value. Our derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model we used for determining fair values of our derivatives is the Black-Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $15,562,665 as at March 31, 2010. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable.

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

If we experience rapid growth in our operations, it will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

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

As of March 31, 2010, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. (Removed and Reserved).

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

10.2

Stock Purchase Agreement dated August 21, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2008)

10.3	Form of Note Purchase Agreement dated September 3, 2008 between our company and an unaffiliated lender (incorporated by reference from our Current Report on Form 8-K/A filed on December 10, 2008)

10.4

First Amendment to Stock Purchase Agreement dated October 3, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 6, 2008)

10.5	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.6	Stock Option and Subscription Agreement dated November 19, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.7	Employment Agreement dated October 18, 2008 between our company and Reginald Denny (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.8	Employment Agreement dated October 18, 2008 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.9	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.10	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.11	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.12	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.13

Loan Consolidation Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.14

Note Purchase Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.15	Promissory Note dated October 1, 2009, of Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.16	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.17	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.18	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.19

Purchase and Sale Agreement dated April 9, 2010, by and between Provident Energy Associates of Montana, LLC, as Seller, and Knightwall Invest, Inc., as Buyer (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010)

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
Dated: May 14, 2010

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: May 14, 2010