Form 10-Q
period 2010-06-30
ARKANOVA ENERGY CORP.
filed 2010-08-16
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-51612

_______________________________________
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]   No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

39,722,168 shares of common stock issued and outstanding as at August 4, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the nine months ended June 30, 2010 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2010	2009

ASSETS
Cash and cash equivalents	$440,179	$11,022
Oil and gas receivables, net of allowance of $0 and $0	79,957	84,829
Prepaid expenses and other	396,063	299,277
Other receivables, net of allowance of $79,020 and $79,020	83,929	83,929
Total current assets	1,000,128	479,057

Property and equipment, net of accumulated depreciation of $60,694 and $30,046 Oil and gas properties, full cost method	293,934	88,822
Unevaluated	14,034,251	14,034,251
Evaluated, net of accumulated depreciation of $5,604,813 and $5,599,580	113,157	90,514
Pipeline	162,424	106,948
Total assets	$15,603,894	$14,799,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$307,265	$410,641
Accrued liabilities	561,811	847,041
Due to related party	341	109,650
Notes payable	976,225	11,122,500
Derivative liability	26,002	–
Deferred proceeds	1,500,000	–
Total current liabilities	3,371,644	12,489,832
Loans payable	12,063,701	–
Total liabilities	15,435,345	12,489,832

Contingencies and commitments
Stockholders’ Equity Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 39,722,168 (September 30, 2009 - 37,100,250) shares issued and outstanding	39,722	37,100
Additional paid-in capital	16,343,886	15,533,238
Retained deficit	(16,215,059)	(13,260,578)
Total stockholders’ equity	168,549	2,309,760
Total liabilities and stockholders’ equity	$15,603,894	$14,799,592

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue

Oil and gas sales	$257,954	$155,569	$828,881	$384,379

Total revenue	257,954	155,569	828,881	384,379

Expenses

General and administrative expenses	494,113	339,861	1,441,689	1,216,511
Oil and gas production costs	458,963	460,808	1,505,043	1,711,531
Depletion	1,453	–	5,233	65,551
Impairment of oil and gas properties	–	–	–	5,533,043

Operating loss	(696,575)	(645,100)	(2,123,084)	(8,142,257)

Other income (expenses)

Interest expense	(196,530)	(333,827)	(600,877)	(963,703)
Interest income	–	–	1,021	2,123
Rental income	–	–	–	368
Gain on write-off of account payable	–	–	–	150,000
Gain on forgiveness of debt	–	–	–	10,000
Loss on extinguishment of debt	–	–	(291,000)	–
Gain on derivative liability	51,711	–	33,544	–

Net loss	$(841,394)	$(978,927)	$(2,980,396)	$(8,943,469)

Loss per share – basic and diluted	$(0.02)	$(0.03)	$(0.08)	$(0.25)

Weighted average common shares outstanding	38,429,000	36,450,000	37,817,000	36,450,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Operating Activities

Net loss	$(2,980,396)	$(8,943,469)

Adjustment to reconcile net loss to net cash used in operating activities:

Amortization of discount on debenture	–	335,527
Depreciation	55,778	8,804
Depletion	5,233	65,551
Gain on write-off of account payable	–	(150,000)
Gain on forgiveness of debt	–	(10,000)
Loss on extinguishment of debt	291,000	–
Impairment of oil and gas properties	–	5,533,043
Gain on derivative liability	(33,544)	–
Stock-based compensation	292,731	81,960

Changes in operating assets and liabilities:
Prepaid expenses	(96,786)	(557,800)
Oil and gas receivables	4,872	(60,442)
Other receivables	–	(84,957)
Accounts payable and accrued liabilities	(39,109)	204,005
Accrued interest	522,274	440,781
Due to related parties	(109,309)	(7,447)

Net Cash Used in Operating Activities	(2,087,256)	(3,144,444)

Investing Activities

Deposit	–	(20,000)
Restricted cash	–	9,000,000
Net cash paid on acquisition of Prism	–	(5,676,586)
Deposit received on sale of oil and gas properties	1,500,000	–
Purchase of equipment	(128,833)	(127,889)
Purchase of pipeline	(80,607)	–
Oil and gas property expenditures	(47,876)	(51,050)

Net Cash Provided by Investing Activities	1,242,684	3,124,475

Financing Activities

Proceeds from issuance of promissory notes	1,168,729	600,000
Repayment of debenture	–	(500,000)
Proceeds from exercise of stock options	105,000	–

Net Cash Provided by Financing Activities	1,273,729	100,000

Net Change in Cash	429,157	80,031

Cash and cash equivalents – beginning of period	11,022	464

Cash and cash equivalents – end of period	$440,179	$80,495

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2009. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2009 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended June 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $16,215,059 since inception and has a negative working capital of $2,371,516 at June 30, 2010. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. Arkanova’s oil and gas properties in Arkansas and Colorado are unproven. Arkanova’s oil and gas properties in Montana are proven. All of Arkanova’s oil and gas properties are located in the United States.

Unevaluated Properties, Arkansas and Colorado

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
	Acquisition	Exploration	Value

Balance, September 30, 2009	$9,958,520	$4,075,731	$14,034,251
Cost incurred during the period	$–	$–	$–
Balance, June 30, 2010	$9,958,520	$4,075,731	$14,034,251

Evaluated and Developed Properties, Montana

The net carrying value of Arkanova’s evaluated oil and gas properties for June 30, 2010 and September 30, 2009 was $113,157 and $90,514.

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

(f)	On June 4, 2010, the Company issued 300,000 shares of common stock to a director of the Company upon the exercise of 300,000 options at $0.10 per share for proceeds of $30,000.

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

As further consideration for this new loan, Arkanova issued the note holder 821,918 common shares with a fair value of $240,000. In addition, Arkanova will issue $240,000 worth of shares of common stock to the note holder on October 1, 2010. Arkanova evaluated the application of ASC 470-50 and ASC 470-60 by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and is expensed as a loss on extinguishment of debt.

During the nine month period ended June 30, 2010, Acquisition delivered to the Investor an additional 900,000 common shares with a fair value of $291,000 per our prior and heretofore unfulfilled obligation under Section 3 of the Note Purchase Agreement relating to the $9,000,000 Note. The obligation was recorded as a liability of $450,000 originally by Arkanova because the lender had the option of requesting cash of $450,000 or 900,000 common shares. During fiscal 2010, the lender requested the 900,000 common shares. The common shares had a fair value of $291,000 and the resulting gain of $189,000 was recorded as a gain against the loss on extinguishment of debt. The total loss on extinguishment of debt for the nine months ended June 30, 2010 is $291,000.

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

During the nine months ended June 30, 2010, Arkanova granted 1,750,000 stock options, of which 1,500,000 stock options are exercisable at $0.20 per share until October 14, 2014, 250,000 stock options are exercisable at $0.31 per share until February 8, 2015. The weighted average grant date fair value of stock options granted during the nine months ended June 30, 2010 was $0.19.

During the nine months ended June 30, 2010, 900,000 of stock options were exercised for cash proceeds of $105,000 and 200,000 of stock options were forfeited upon the termination of the agreement with the former Chief Operating Officer. During the nine months ended June 30, 2010, Arkanova recorded stock-based compensation of $292,731, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2009	2,653,333	0.38

Granted	1,750,000	0.22
Exercised	(900,000)	0.12
Forfeited/Cancelled	(100,001)	0.16
Expired	(99,999)	0.14

Outstanding, June 30, 2010	3,303,333	0.38	3.52	4,100

Exercisable, June 30, 2010	3,053,333	0.38	3.43	4,100

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine months
ended
June 30,
2010

Expected dividend yield	0.00%
Expected volatility	187%
Expected life (in years)	2.55
Risk-free interest rate	1.23%

A summary of the status of the Company’s non-vested stock options as of June 30, 2010, and changes during the nine month period ended June 30, 2010, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$

Non-vested at September 30, 2009	133,334	0.13

Granted	1,750,000	0.19
Forfeited/Cancelled	(100,001)	0.14
Vested	(1,533,333)	0.17

Non-vested at June 30, 2010	250,000	0.28

At June 30, 2010, there was $30,096 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $4,100 intrinsic value associated with the outstanding options at June 30, 2010.

NOTE 7: DERIVATIVE INSTRUMENTS

In June 2008, the FASB ratified ASC 815-15, “Derivatives and Hedging – Embedded Derivatives” (“ASC 815-15”). ASC 815-15, specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-15 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the ASC 815-15 scope exception. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-15 is effective for the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited.

Initially, Arkanova evaluated all of its financial instruments and determined that 250,000 warrants associated a March 2008 financing qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of October 1, 2009. The fair value of these warrants were reclassified as of October 1, 2009 in the amount of $85,461 from additional paid in capital with $59,546 to derivative liability and the remaining cumulative effect of the change in accounting principle in the amount of $25,915 was recognized as an adjustment to the opening balance of retained earnings. The impact of ASC 815-15 for the year to date period ending June 30, 2010 resulted in a decrease in the derivative liability of $33,544 with a corresponding income of $33,544 on derivative instruments.

The fair values of the warrants on October 1, 2009 and June 30, 2010 were estimated using the following assumptions:

	June 30, 2010	October 1, 2009
Expected volatility	200%	175%
Expected term	2.75 years	3.5 years
Risk free rate	1.00%	0.95%
Expected dividends	-	-
Fair value	$26,002	$59,546

NOTE 8: COMMITMENTS

(a)	See Note 5.

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

(c)

On October 3, 2008, Arkanova entered into a consulting agreement with the former owner of Prism Corporation to provide consulting services for a period of 15 months. Pursuant to the agreement, Arkanova agreed to pay $1,500,000. As of June 30, 2010, the Company owed $120,835 to the former owner of Prism Corporation.

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

(e)

On April 9, 2010, Arkanova’s subsidiary, Provident, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000 (the “Purchase Price”). The closing of the purchase and sale, which is subject to the payment in full of all installments of the Purchase Price and other conditions of closing, is scheduled to occur on August 6, 2010. There is no assurance at this time, however, that the closing will occur.

Knightwall is a lender to Arkanova and it currently has an outstanding loan to Arkanova of $363,000 in principal amount bearing interest at the rate of 10% per annum and due and payable by Arkanova on July 8, 2010. The principal and accrued interest to the maturity date (together $367,077.53) was paid in full from the portion of the Purchase Price paid by Knightwall on August 3, 2010. Refer to Note 10(f).

The Purchase Price is payable in installments, with the initial payment of $1,500,000 being due on or before April 9, 2010 (received), a second payment of $2,000,000 being due on June 8, 2010 (received on July 2, 2010), a third payment of $2,000,000 ($367,077.53 of which Knightwall is entitled to apply to the payment in full of its loan described in Note5(b)) being due on July 8, 2010 (received on August 3, 2010), and the remaining $1,500,000 being due at the closing of the purchase and sale.

NOTE 9: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Supplemental Disclosures:

Interest paid	$33,000	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Cumulative effort of change in accounting principal	$25,915	$–
Accounts payable related to capital expenditures	$106,927	$1,207

NOTE 10: SUBSEQUENT EVENTS

(a)	On July 2, 2010, Provident received the 2nd payment of $2,000,000 from Knightwall pursuant to the Purchase and Sale Agreement described in Note 8(e).

(b)

On July 17, 2010, Arkanova entered into an executive employment agreement with the Chief Executive Officer (the “CEO”) of Arkanova. Arkanova agreed to pay an annual salary of $240,000 in consideration for him carrying out his duties as an executive of Arkanova. Pursuant to the terms of the agreement, and in the event the Company undergoes a change of control event, the agreement will automatically terminate and Arkanova is required to pay an amount equal to the total of:

	1)	$360,000 (calculated as 18 months salary payable under the agreement); and

	2)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the CEO as of the date of the change of control.

(c)

On July 17, 2010, Arkanova entered into an executive employment agreement with the Chief Financial Officer (the “CFO”) of Arkanova. Arkanova agreed to pay an annual salary of $170,000 in consideration for him carrying out his duties as an executive of Arkanova. Pursuant to the terms of the agreement, and in the event the Company undergoes a change of control event, the agreement will automatically terminate and Arkanova is required to pay an amount equal to the total of:

	1)	$255,000 (calculated as 18 months salary payable under the agreement); and

	2)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the CFO as of the date of the change of control.

(d)

On July 17, 2010, Arkanova amended and restates the 2008 Amended Stock Option Plan to revise the termination provision for vested Non-Qualified Stock Options. The termination date of vested Non-Qualified Stock Options was extended from a period of three months to a period of one year.

(e)

On July 17, 2010, Arkanova repaid principal amount of $30,000 and interest of $8,250 pursuant to the promissory note agreement described in Note 5(a). The note was then renewed and the maturity date was extended to October 17, 2010.

(f)

On August 3, 2010, Provident received the 3rd payment of $2,000,000 ($367,078 of which Knightwall applied to its loan described in Note 5(b)) pursuant to the Purchase and Sale Agreement described in Note 8(e).

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

Results of Operations for the Three and Nine Months Ended June 30, 2010

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended June 30, 2010 which are included herein:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$257,954	$155,569	$828,881	$384,379
Expenses	$954,529	$800,669	$2,951,965	$8,526,636
Operating Loss	$(696,575)	$(645,100)	$(2,123,084)	$(8,142,257)
Interest Expense	$(196,350)	$(333,827)	$(600,877)	$(963,703)
Interest Income	$-	$-	$-	$2,123
Rental Income	$-	$-	$-	$368
Gain on write-off of accounts payable	$-	$-	$-	$150,000
Gain on forgiveness of debt	$-	$-	-	$10,000
Loss on extinguishment of debt	$-	$-	$(291,000)	$-
Gain on derivative liability	$51,711	$-	$33,544	$-
Net Loss	$(841,394)	$(978,927)	$(2,980,396)	$(8,943,469)

Revenues

During the three months ended June 30, 2010, we generated $257,954 in revenue from oil and gas sales as compared to revenue of $155,569 during the three months ended June 30, 2009. During the nine months ended June 30, 2010, we generated $828,881 in revenue from oil and gas sales as compared to revenue of $384,379 during the nine months ended June 30, 2009. The increased revenue during the three and nine months ended June 30, 2010 resulted from 10 old wells being remediated and put back into production.

On April 9, 2010, our subsidiary, Provident Energy Associates of Montana LLC, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident Energy agreed to sell to Knightwall Invest 30% of the leasehold interests comprising Provident Energy’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000. The closing of the purchase and sale, which is subject to the payment in full of all installments of the purchase price and other conditions of closing, was scheduled to occur on August 6, 2010 but will be delayed until an agreed upon later date due to delays in the drilling start date. Following the closing of the agreement, we anticipate that revenues will decrease by approximately 30%. For more information on the proposed disposition, see sub-heading “Proposed Sale of Subsidiary Interest”.

Expenses

Expenses increased during the three months ended June 30, 2010 to $954,709 as compared to $800,669 during the three months ended June 30, 2009. The increase is largely as a result of increased general and administrative expenses of $494,113 for the three months ended June 30, 2010 compared to $339,861 for the three months ended June 30, 2009. There was oil and gas production costs of $458,963 and depletion expenses of $1,453 for the three months ended June 30, 2010 compared to oil and gas production costs of $460,808 and depletion expenses of $nil for the three months ended June 30, 2009. The main components of our general and administrative expenses during the three months ended June 30, 2010 included employment compensation expenses of $250,877, stock based compensation of $25,796, professional and audit fees of $53,372, interest of $984 and other general and administrative expenses of $163,084.

Expenses substantially decreased during the nine months ended June 30, 2010 to $2,951,965 as compared to $8,526,636 during the nine months ended June 30, 2009. The decrease was primarily due to a $5,533,043 impairment of oil and gas properties that occurred during the nine months ended June 30, 2009. Aside from this large one-time write-down, general and administrative expenses increased from $1,216,511 during the nine months ended June 30, 2009 to $1,441,689 during the nine months ended June 30, 2010, largely the result of increased compensation expenses. The main components of our general and administrative expenses during the nine months ended June 30, 2010 included employment compensation expenses of $573,769, stock based compensation of $292,731, professional and audit fees of $167,362, interest of $2,520 and other general and administrative expenses of $405,307. The nine months ended June 30, 2010 also resulted in oil and gas production costs of $1,505,043 and depletion expenses of $5,233, as compared to oil and gas production costs of $1,711,531 and depletion expenses of $65,551 for the nine months ended June 30, 2009.

Following the closing of the Purchase and Sale Agreement dated April 9, 2010 with Knightwall Invest, we anticipate that oil and gas production costs, depletion and some general and administrative expenses related to management of our oil and gas interests will decrease by approximately 30%. For more information on the proposed disposition, see sub-heading “Proposed Sale of Subsidiary Interest”.

Liquidity and Capital Resources

Working Capital

	At June 30,	At September 30,
	2010	2009
	(unaudited)	(audited)
Current assets	$1,000,128	$479,057
Current liabilities	3,371,644	12,489,832
Working capital deficiency	$2,371,516	$12,010,775

We had cash and cash equivalents of $440,179 and a working capital deficiency of $2,371,516 as at June 30, 2010 compared to cash and cash equivalents of $11,022 and a working capital deficiency of $12,010,775 as at September 30, 2009.

Only July 17, 2010, our company entered into a Note Purchase Agreement with Global Project Finance AG, pursuant to which Global Project Finance purchased, and our company sold and issued to Global Project Finance, a promissory note in the principal amount of $300,000, bearing interest at a rate of 10.0% per annum with a maturity date occurring at any time after October 17, 2010. As a result, our working capital has increased by the principal amount.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $13,270,000 over the next twelve month period to fund our plan of operations and approximately $700,000 to eliminate our working capital deficiency. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Proposed Sale of Subsidiary Interest

On April 9, 2010, our subsidiary, Provident Energy Associates of Montana LLC, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident Energy agreed to sell to Knightwall Invest 30% of the leasehold working interests comprising Provident Energy’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000. The closing of the purchase and sale, which is subject to the payment in full of all instalments of the purchase price and other conditions of closing, was scheduled to occur on August 6, 2010 but will be delayed because of delayed drilling commitments. There is no assurance at this time, however, that the closing will occur.

Knightwall Invest is a lender to our company and it currently has an outstanding loan to our company of $330,000 in principal amount bearing interest at the rate of 10% per annum and due and payable by our company on July 8, 2010, plus interest of $33,000. The total amount due ($367,077.53, which includes accrued interest to the date of payment) was paid in full from the portion of the purchase price paid by Knightwall Invest on August 3, 2010.

The purchase price is payable in instalments, with the initial payment of $1,500,000 paid on April 8, 2010, a second payment of $2,000,000 was paid on July 8, 2010, a third payment of $2,000,000 ($367,077.53 of which Knightwall Invest applied to the payment in full of its loan to our company) being due on July 8, 2010 and paid on August 3, 2010, and the remaining $1,500,000 being due at the closing of the purchase and sale.

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

Our subsidiary has also agreed to cause our company to issue an additional 900,000 shares of common stock to the lender as soon as reasonably practical following the execution of the Loan Consolidation Agreement, in accordance with our company’s heretofore unfulfilled obligation under Section 3 of the Note Purchase Agreement relating to the $9,000,000 note. We issued the 900,000 shares on May 27, 2010.

Capital Requirements for the Next Twelve Month Period

In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $13,270,000 for operating expenses during the next twelve month period as set out below.

Estimated Expenses for the Next Twelve Month Period

Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs:
Drilling Cost	$3,500,000
Reactivate Battery 29 and put on 8 additional wells	2,000,000
Seismic Costs	$300,000
Employee and Consultant Compensation	$1,070,000
Professional Fees	$250,000
General and Administrative Expenses	$550,000
Total	$13,270,000

Lease Acquisition Costs

We have recorded 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $5,800,000 during the next twelve months, which will include drilling and, if warranted, completion costs for three vertical or horizontal exploratory wells. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $5,600,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
August 2010	Commence drilling Max 1 – 2817 in the TMCBSU in Montana and complete in the Cut Bank and test Bakken formation.
October 2010	Commence drilling second Cut Bank well or first Bakken well if warranted.
November 2010	Commence drilling third Cut Bank well or Bakken well if warranted.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $1,000,000. As of August 4, 2010, we had five employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek, our Chief Executive Officer, an annual salary of $240,000, Mr. Denny, our Chief Financial Officer, an annual salary of $170,000.

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

Cash Used In Operating Activities

Operating activities used cash of $2,087,256 during the nine months ended June 30, 2010 as compared to $3,144,444 during the nine months ended June 30, 2009.

Cash From Investing Activities

Investing activities provided cash of $1,242,684 during the nine months ended June 30, 2010 as compared to investing activities providing cash of $3,124,475 during the nine months ended June 30, 2009.

Cash from Financing Activities

Financing activities provided cash of $1,273,729 during the nine months ended June 30, 2010 as compared to financing activities using cash of $100,000 during the nine months ended June 30, 2010. During the nine months ended June 30, 2010, we received $1,168,729 from the issuance of promissory notes and $105,000 from the exercise of stock options.

Capital Expenditures

As of August 4, 2010, our company did not have any material commitments for capital expenditures.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of August 4, 2010, we had properties with proven reserves. The proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of June 30, 2010, the proved property had a net book value of $113,157

Recent Accounting Pronouncements

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

Initially, we evaluated all of our financial instruments and determined that 250,000 warrants associated with a March 2008 financing qualified for treatment under ASC 815-15 and adjusted our financial statements to reflect the adoption of the ASC 815-15 as of October 1, 2009. The fair value of these warrants were reclassified as of October 1, 2009 in the amount of $85,461 from additional paid in capital with $59,546 to derivative liability and the remaining cumulative effect of the change in accounting principle in the amount of $25,915 was recognized as an adjustment to the opening balance of retained earnings. The impact of ASC 815-15 for the year to date period ending June 30, 2010 resulted in a decrease in the derivative liability of $33,544 with a corresponding loss of $33,544 on derivative instruments.

The fair values of the warrants on October 1, 2009 and June 30, 2010 were estimated using the following assumptions:

	June 30, 2010	October 1, 2009
Expected volatility	200%	175%
Expected term	2.75 years	3.5 years
Risk free rate	1.00%	0.95%
Expected dividends	-	-
Fair value	$26,002	$59,546

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $16,404,059 as at June 30, 2010. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of June 30, 2010, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 2, 2010, one of our directors exercised 300,000 options to purchase common shares at an exercise price of $0.10 per common share and, accordingly, we issued 300,000 common shares to one of our directors for gross proceeds of $30,000. We issued the common shares relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On July 17, 2010, our company entered into a Note Purchase Agreement with Global Project Finance AG, pursuant to which Global Project Finance AG purchased, and our company sold and issued to Global Project Finance AG, a promissory note in the principal amount of $300,000, bearing interest at a rate of 10.0% per annum with a maturity date occurring at any time after October 17, 2010. We issued the note relying on exemptions from registration provided by Regulation S of the Securities Act of 1933.

On August 1, 2010, we granted 100,000 options to purchase common shares in our company in consideration for the services provided by an employee of our company. In addition, on August 10, 2010 we granted an additional 200,000 options to purchase common shares in our company to an existing employee for continued services to our company. We granted the options to purchase shares common shares in our company to each employee relying on exemptions from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On July 17, 2010, our company entered into a Note Purchase Agreement with Global Project Finance AG, pursuant to which Global Project Finance purchased, and our company sold and issued to Global Project Finance, a promissory note in the principal amount of $300,000, bearing interest at a rate of 10.0% per annum with a maturity date occurring at any time after October 17, 2010. Pursuant to the agreement, Global Project Finance is permitted to maintain security interest in the oil, gas and mineral leases owned by our company and covering on the acreage in Phillips and Monroe County, Arkansas, and any and all wells located on the acreage covered by the said leases that are owned and operated by our company, right-of-ways and easements and our company’s share of production obtained from such wells.

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

10.20	Executive Employment Agreement dated July 17, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2010)
10.21	Executive Employment Agreement dated July 17, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2010)
10.22*	Note Purchase Agreement dated as of the 17th day of July, 2010, between our company and Global Project Finance AG.
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: August 16, 2010

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 16, 2010