Form 10-K
period 2010-09-30
ARKANOVA ENERGY CORP.
filed 2011-01-12
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,941,190 (based on a price of $0.36 per share, being the closing price of the registrant’s stock as of March 31, 2010).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 43,309,367 shares of common stock as of January 7, 2011.

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

FORWARD LOOKING STATEMENTS.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 5 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As of January 7, 2011, we have not filed for any permits. However, in the second quarter of fiscal 2011, we intend to make an application and file the necessary permits with the various regulatory agencies in order to drill a second and possibly a third well on our Montana lease to further explore the Bakken type shale and developmental drilling in the lower Cut Bank sand.

Employees

Our company is currently operated by Pierre Mulacek as our president, secretary, treasurer and chief executive officer and Reginald Denny as our chief financial officer. As of September 30, 2010, we had seven employees including Pierre Mulacek and Reginald Denny. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring any additional employees in the near future.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $27,110,452 as at September 30, 2010. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Under the terms of our Acquisition and Development Agreement, as modified by an agreement dated May 21, 2007, we will have to pay approximately an additional $5,600,000 to acquire the remainder of the acreage which we have committed to acquire, unless we elect to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we are required to drill five additional wells within 24 months, from the date upon which Arkanova Delaware makes the last of the lease bonus payments as required in the agreement. We do not anticipate paying the final lease payment until the balance of the leases are delivered which at this time is not known when this may occur. We expect that the total cost of these wells, together with a seismic program, will require approximately $5,600,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so. We are also evaluating the possible sale and expiration of said leases in order to concentrate our resources on the producing Montana property.

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

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We also have acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

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

Our disclosure controls and procedures and internal control over financial reporting were not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of September 30, 2010 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2010 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remediated this material weakness and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

ITEM 2.           PROPERTIES.

Executive Offices

Our executive and head offices are located at 2441 High Timbers Drive, Suite 120, The Woodlands, Texas 77380. We lease the office on a month-to-month basis at a cost of $4,950 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

Following the closing, we acquired all of the membership interests of Provident Energy of Montana, LLC (formerly known as Provident Energy Associates of Montana, LLC), which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Two Medicine Cut Bank Sand Unit. The Unit, which covers approximately 9,900 acres, is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 21 wells producing oil from the Unit. Ownership of these leasehold interests granted us the right to develop and produce all of the oil and gas reserves under the Unit.

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

On April 9, 2010, our subsidiary, Provident Energy of Montana LLC, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident Energy agreed to sell to Knightwall Invest 30% of the leasehold working interests comprising Provident Energy’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000. The closing of the purchase and sale, which was subject to the payment in full of all instalments of the purchase price and other conditions of closing, was scheduled to occur on August 6, 2010 but was delayed because of delayed drilling commitments. The final closing took place on November 23, 2010 with the final payment of $1,500,000 being received. Knightwall Invest was a lender to our company and it had an outstanding loan to our company of $330,000 in principal amount bearing interest at the rate of 10% per annum and due and payable by our company on July 8, 2010, plus interest of $33,000. The total amount due ($367,077.53, which included accrued interest to the date of payment) was paid in full from the portion of the purchase price paid by Knightwall Invest on August 3, 2010.

The purchase price was payable in instalments, with the initial payment of $1,500,000 paid on April 8, 2010, a second payment of $2,000,000 was paid on July 8, 2010, a third payment of $2,000,000 ($367,077.53 of which Knightwall Invest applied to the payment in full of its loan to our company) being due on July 8, 2010 and paid on August 3, 2010, and the remaining final $1,500,000 being paid on November 23, 2010.

On November 22, 2010, Provident entered into an option agreement with Knightwall Invest pursuant to which Provident Energy granted an option to Knightwall Invest to purchase an additional 5% working interest in the Unit. The option is exercisable by Knightwall Invest until expiry on March 31, 2011. Upon the grant of the option, Knightwall Invest provided our company with a $100,000 non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. Knightwall Invest may exercise the option prior to the expiry date by payment of $1.5 million to our company. Knightwall Invest currently holds a 30% interest in the Unit.

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

A report of Gustavson Associates dated December 28, 2010 on our Montana Properties is attached as Exhibit 99.1 to this annual report.

Proved Oil and Gas Reserve Quantities

	September	September
	30, 2010	30, 2009

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	277,886	–
Acquired from Prism Acquisition	–	290,787
Revisions of previous estimates	(107,126)	–
Production	(15,047)	(12,901)

Balance end of the year	155,713	277,886

Standardized Measure of Discounted Future Net Cash Flow

September
30, 2010
Future cash inflows	$10,965,318
Future production and development costs	(7,531,884)
Future income tax expenses	(1,201,702)
Future net cash flows	2,231,732
10% annual discount for estimated timing of cash flows	(787,061)
Standardized measure of discounted future net cash flows	$1,444,671

Production

During the year ended September 30, 2010, the average net sales price per barrel of oil received by contract was $66.06. The average net production cost was $52.30 per barrel. The high cost of production was due to upgrading flow lines, facilities, batterys, and well bores as the property was not maintained for several years. We are currently producing approximately 1,500 to 2,000 barrels per month and intend to eventually increase this production to over 5,000 barrels per month assuming satisfactory drill results for our scheduled 2011 reactivation and drill program.

Productive Wells and Acreage

As of January 7, 2011, there were 82 oil wells on the lease of which 28 are now oil producing. This has increased from 12 wells that were producing in October 2008 at the time we acquired the property interests.

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

Drilling Activity

We have just completed a horizontal drill into the Cut Bank sand and are in the process of facilitating its perforation by the end of January 2011. We are planning to drill potentially one or two Bakken test wells for horizontal completion in the Bakken and/or the Cut Bank Sand formations using enhanced techniques in fiscal 2011. We are in the process of putting together a program in the coming fiscal year to drill some horizontal wells using enhanced drilling techniques. We have contracted with a third party that has provided data to determine possible drill locations with respect to the Montana property.

Present Activities

As of January 7, 2011, we are continuing our efforts to bring more producing wells on line through recompletion and reactivation of existing wells to more than 30 in 2011.

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

Leases for the leased lands have a term of five years which will run from the date on which we make the last of the lease bonus payments under the acquisition and development agreement. Upon filing of the leases, we will own a 100% working interest in the leased lands. We are paying acquisition costs of $300 per acre. As of September 30, 2010, the vendor had presented us with leases covering approximately 45,482 acres and we had cleared title on and accepted leases covering approximately 17,936 acres. We are required under the acquisition and development agreement to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by us of the last of the oil and gas leases. After we have purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving us an 85% net revenue interest. On May 21, 2007, we entered into an agreement pursuant to which we can, at our option, issue shares of our common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

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

Undeveloped Acreage

All of the Arkansas 45,482 acres are undeveloped. All leases have terms of 5 years, the oldest being November 2006. We are currently negotiating with a company to perform a 2D seismic in the second quarter near the Griffin 1-33 well that was drilled in 2007 to assist us in the evaluation of the future development of the lease. Management is considering allowing for the sale and or expiration of the Arkansas leases because of the costs of exploration and development in undeveloped acreage, natural gas prices being uneconomical, the depth of the possible play and any funding could be better utilized in our producing area of Montana.

Drilling Activity

Management does not plan to focus on the exploration and development of our property interests in the Phillips and Monroe Counties, Arkansas. The first well, the DB Griffin #1-33, was drilled to a total depth of 7,732 feet on November 29, 2007 and has been evaluated and it is management’s decision to suspend further activity at this time. It is not our intent to re-enter and drill the Griffin 1-33 to the Devonian in 2011, unless we perform a seismic and it warrants re-entry and resources available to do so.

Colorado Property

Effective February 15, 2008, Arkanova Acquisition Corporation, our wholly-owned subsidiary leased a total of 1,320 gross mineral acres in Delores County, Colorado from The Curtis Jones Family Trust, Vera Lee Redd Family Trust and Redd Royalties Ltd. for an aggregate price of $93,500. The initial term of the leases is for seven years, and continues thereafter so long as oil or gas is being produced from the lease areas in paying quantities. We anticipate we will have a 100% working interest in the property and an approximate combined net royalty of 83.25%, with the remaining royalty interest to the lessors. In connection with the acquisition of the lease from The Curtis Jones Family Trust, we agreed to pay a third-party a 3.5% overriding royalty on 220 net mineral acres. The exploration targets on this prospect include a series of fractured black shales of the Pennsylvanian age Paradox Formation with drilling depths of 8,000 feet to 9,500 feet. The target intervals were already encountered in a well located on the leasehold, which was drilled for deeper oil targets and then was plugged in a time when gas was uneconomic due to price. In the 100 foot thick main target interval, the gas show while drilling was reported to be 14,000 units of C1 (28,000+ units by chromatograph) and pressure was calculated at approximately 4,600 psi. We plan to request permission from the State of Colorado to re-enter and complete this bypassed gas pay when natural gas prices become economical to do so.

Undeveloped Acreage

Management is planning to farm out this prospect in 2011 if commercially productive. We are also considering the sale of this property.

Drilling Activity

There has not been any drilling activity on the leases in the last three years.

ITEM 3. LEGAL PROCEEDINGS.

Except as disclosed below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Provident Energy of Montana, LLC and Arkanova Energy Corporation vs. Billie Eustice

On October 20, 2010, we and our subsidiary, Provident Energy of Montana, LLC, initiated a lawsuit against Billie Eustice in the Circuit Court of Tulsa County, Oklahoma.

Factual Allegations

Provident Energy was bought by our company in its entirety from a former corporation owned by Billie Eustice and the Gary Little Trust. In that share acquisition, we acquired Provident Energy as a wholly owned subsidiary and obtained the rights to existing leases and production on approximately 10,000 acres in Montana. After the sale was completed, Provident Energy learned of violations of the Migratory Bird Treaty Act which had occurred on the property the month before the closing date of the sale. Although Billie Eustice had direct knowledge of the incident, she failed to disclose the information to us. She also signed a seller’s certificate acknowledging that no incidents had occurred on the property prior to the sale which would have materially altered the value of the property that had not already been disclosed to us.

As a consequence of the violations, Provident Energy had to plead guilty to a federal class B misdemeanor and incurred fines and penalties in addition to being put on 18-months probation.

In addition to this claim, we and Provident Energy have also asserted that Billie Eustice committed fraud and conversion in withdrawing monies from the account of Provident Energy after the sale of the company and in representing herself as an agent of Provident Energy after the sale in order to acquire royalty interest which she was not authorized to do. Provident Energy had a one year consulting agreement with Billie Eustace wherein she was to provide consulting services to Provident Energy in exchange for a $1,500,000.00 consulting fee that was paid up front as part of the consideration for the company less a $250,000.00 retention for remediation and clean up of a spill disclosed prior to closing. Provident Energy's costs far exceeded the $250,000 retention.

We and Provident Energy seek rescission of the consulting agreement with Billie Eustace, the divesting of any royalty interests she fraudulently obtained for herself, and reimbursement and indemnity of all damages incurred as a result of her fraud and conversion.

Relief Sought

We and Provident Energy are asking for all amounts expended for clean up, remediation, fines, attorneys fees, and any loss of opportunity or profit attributable to the undisclosed "spill" resulting the death of birds covered by the Migratory Bird Treaty Act, rescission of the consulting agreement, damages in the amounts of all profits derived from royalty interests fraudulently obtained by Billie Eustace, $134,000.00 as the amount of Provident Energy’s funds converted by Eustace to her own personal bank account, attorneys fees, pre and post-judgment interests, and court costs.

ITEM 4. (REMOVED AND RESERVED).

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

OTC Bulletin Board
Quarter Ended	High	Low
September 30, 2010	$0.27	$0.10
June 30, 2010	$0.37	$0.03
March 31, 2010	$0.45	$0.25
December 31, 2009	$0.40	$0.16
September 30, 2009	$0.50	$0.08
June 30, 2009	$0.17	$0.08

OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2009	$0.20	$0.09
December 31, 2008	$1.30	$1.05

On January 6, 2011, the closing price of our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.27.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 4045 South Spencer Street, Suite 403, Las Vegas, Nevada (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On January 7, 2011, there were 111 registered shareholders of our common stock and 43,309,367 common shares issued and outstanding.

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

The following table provides a summary of the number of stock options granted under the 2008 Amended Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2008 Amended Stock Option Plan, all as at September 30, 2010:

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	3,303,333	$0.38	1,696,667

Recent Sales of Unregistered Securities

The following information sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2010 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

Effective October 14, 2009, we granted an aggregate of 1,500,000 stock options to five individuals who are either directors, executive officers and/or key employees of our company. We issued the stock options relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 2, 2009, we issued 450,000 shares to two of our officers upon the exercise of stock options for gross proceeds of $45,000. We issued the shares relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 10, 2009, we issued 150,000 shares of common stock to an employee of our company upon the exercise of 150,000 options at $0.20 per share for proceeds of $30,000. We issued the shares relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On February 8, 2010, we granted an aggregate of 250,000 stock options to an employee of our company. We issued the stock options relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 4, 2010, we issued 300,000 shares of common stock to a director of our company upon the exercise of 300,000 options at $0.10 per share for proceeds of $30,000. We issued the shares relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On May 27, 2010, we issued 1,721,918 shares of common stock to Aton Select Fund Limited for obligations relating to the new $12 million loan dated October 1, 2009. We issued the common shares relying on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Effective October 8, 2010, we granted an aggregate of 1,725,000 stock options to five individuals who are either directors, executive officers and/or key employees of our company. We issued the stock options relying on exemptions from registration provided by Section 4(2) and/or Regulation D of the Securities Act of 1933.

On October 22, 2010, one of our employees exercised 75,000 options to purchase common shares at an exercise price of $0.25 per common share and, accordingly, we issued 75,000 common shares to one of our employees for gross proceeds of $18,750. We issued the common shares relying on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On October 26, 2010, we issued 3,512,199 shares of our common stock to Aton Select Funds Limited. We issued the shares relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

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

Results of Operations for the Year Ended September 30, 2010

Year Ended September 30, 2009 Summary

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2010 which are included herein:

	September	September
	30, 2010	30, 2009
Oil and gas sales	$1,032,983	$620,854
Expenses	12,794,965	8,723,867
Net Loss	$(13,875,789)	$(9,975,399)

Revenues

During the year ended September 30, 2010, we generated $1,032,983 in oil and gas sales as compared to $620,854 in oil and gas sales during the year ended September 30, 2009.

Expenses

Expenses substantially increased during the year ended September 30, 2010 to $12,794,965 as compared to $8,723,867 during the year ended September 30, 2009. The increase was primarily due to a $9,802,955 impairment of oil and gas properties that occurred during the year ended September 30, 2010. Aside from this large one-time write-down, general and administrative expenses decreased from $2,923,043 during the year ended September 30, 2009 to $1,816,473 during the year ended September 30, 2010, largely the result of a decrease in consulting fees of $1,207,708 and a decrease in professional fees of $265,886 offset by an increase in stock based compensation of $224,714 and an increase in employment compensation expenses of $146,110. The main components of our general and administrative expenses during the year ended September 30, 2010 included employment compensation expenses of $755,836, stock based compensation of $309,929, professional and audit fees of $203,886, interest of $3,443, insurance of $121,021, and other general and administrative expenses of $427,894. The year ended September 30, 2010 also resulted in oil and gas production costs of $1,814,456, depletion expenses of $362,128 and $9,802,955 in impairment of oil and gas properties as compared to $972,098 for oil and gas production costs, $66,537 for depletion expenses and $5,533,043 in impairment of oil and gas properties during the year ended September 30, 2009.

Following the closing of the Purchase and Sale Agreement dated April 9, 2010 with Knightwall Invest, we anticipate that oil and gas production costs, depletion and some general and administrative expenses related to management of our oil and gas interests will decrease by approximately 30%. For more information on the disposition, see subheading “Sale of Subsidiary Interest”.

Liquidity and Capital Resources

Working Capital

	At September 30,	At September 30,
	2010	2009
Current assets	$2,112,024	$479,057
Current liabilities	15,273,674	12,489,832
Working capital (deficiency)	$(13,161,650)	$(12,010,775)

We had cash and cash equivalents of $1,656,634 and a working capital deficit of $13,161,650 as of September 30, 2010 compared to cash and cash equivalents of $11,022 and working capital deficit of $12,010,775 for the year ended September 30, 2009. We anticipate that we will require approximately $12,550,000 for operating expenses during the next twelve months as set out below if we were to continue to pursue Arkansas exploration and development.

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs
Drilling Costs	$9,000,000
Seismic Costs	$300,000
Employee and Consultant Compensation	$900,000
Professional Fees	$250,000
General and Administrative Expenses	$500,000
Total	$16,550,000

Only July 17, 2010, our company entered into a Note Purchase Agreement with Global Project Finance AG, pursuant to which Global Project Finance purchased, and our company sold and issued to Global Project Finance, a promissory note in the principal amount of $300,000, bearing interest at a rate of 10.0% per annum with a maturity date occurring at any time after October 17, 2010. This note was renewed on October 17, 2010 for 3 more months to January 17, 2011 at the same interest rate and terms. As a result, our working capital has increased by the principal amount.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $16,550,000 over the next twelve month period to fund our plan. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the period ended September 30, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Sale of Subsidiary Interest

On April 9, 2010, our subsidiary, Provident Energy of Montana LLC (formerly known as Provident Energy Associates of Montana LLC), entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident Energy agreed to sell to Knightwall Invest 30% of the leasehold working interests comprising Provident Energy’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000. The closing of the purchase and sale, which was subject to the payment in full of all instalments of the purchase price and other conditions of closing, was scheduled to occur on August 6, 2010 but was delayed until November 23, 2010 when the final $1,500,000 was received. Knightwall Invest is a lender to our company and it had an outstanding loan to our company of $330,000 in principal amount bearing interest at the rate of 10% per annum and due and payable by our company on July 8, 2010, plus interest of $33,000. The total amount due ($367,077.53, which includes accrued interest to the date of payment) was paid in full from the portion of the purchase price paid by Knightwall Invest on August 3, 2010.

The purchase price was payable in instalments, with the initial payment of $1,500,000 paid on April 8, 2010, a second payment of $2,000,000 was paid on July 8, 2010, a third payment of $2,000,000 ($367,077.53 of which Knightwall Invest applied to the payment in full of its loan to our company) being due on July 8, 2010 and paid on August 3, 2010, and the remaining $1,500,000 was paid on November 23, 2010 completing the sale.

On November 22, 2010, Provident entered into an option agreement with Knightwall Invest pursuant to which Provident granted an option to Knightwall Invest to purchase an additional 5% working interest in the Unit. The option is exercisable by Knightwall Invest until expiry on March 31, 2011. Upon the grant of the option, Knightwall Invest provided our company with a $100,000 non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. Knightwall Invest may exercise the option prior to the expiry date by payment of $1.5 million to our company. Knightwall Invest currently holds a 30% interest in the Unit.

Outstanding Promissory Notes

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

As inducement to the note holder to provide the additional loan of $1,168,729, our subsidiary agreed to cause our company to issue 821,918 shares of common stock to the note holder. In addition, we agreed to issue $240,000 worth of shares of common stock to the note holder on the first anniversary of the execution of the Note Purchase Agreement. The new note is secured by a pledge of all the membership interest of Provident Energy and a guarantee of indebtedness by our company.

Our subsidiary also agreed to cause our company to issue an additional 900,000 shares of common stock to the lender following the execution of the Loan Consolidation Agreement, in accordance with our company’s heretofore unfulfilled obligation under Section 3 of the Note Purchase Agreement relating to the $9,000,000 note. We issued the 900,000 shares on May 27, 2010.

Lease Acquisition Costs

We have recorded and paid for 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during future periods. It remains uncertain that we will acquire the remainder of this acreage. The decision to purchase the Arkansas acreage was made by prior management.

Drilling and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $9,300,000 during the next twelve months, which will include drilling and, if warranted, completion costs for one vertical well to the Bakken and potentially two horizontal wells. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $5,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
Oct, 2010	Drilled the MAX 1 – 2817 vertical test the Bakken and completed horizontal drill in Cut Bank.
May, 2011	Commence drilling the second Bakken test well.
July, 2011	Commence drilling the Cut Bank horizontal well (MAX 2- Bakken or Cut Bank Warrior well).

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $900,000. As of September 30, 2010, we had seven employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $170,000. On February 9, 2010, we entered into an executive employment agreement with Lance Nelson to appoint him as field operations manager of our company. Pursuant to the terms of the agreement, we agreed to pay Mr. Nelson an annual salary of $120,000 plus a discretionary performance based bonus as determined by our board of directors. Mr. Nelson replaced Mr. Cook who resigned as our chief operations officer on October 20, 2009 and his executive employment agreement terminated.

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

General and Administrative Expenses

We anticipate spending $500,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Used In Operating Activities

Cash was used in operating activities in the amount of $2,475,098 and $3,120,819 during the years ended September 30, 2010 and 2009, respectively.

Cash From Investing Activities

Investing activities provided cash of $3,239,981 during the year ended September 30, 2010 and provided cash of $3,031,377 during the year ended September 30, 2009.

Cash from Financing Activities

Financing activities provided cash of $880,729 during the year ended September 30, 2010 as compared to financing activities providing cash of $100,000 during the year ended September 30, 2009. During the year ended September 30, 2010, we received $1,168,729 from the issuance of promissory notes and $105,000 from the exercise of stock options.

Capital Expenditures

As of September 30, 2010, our company did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. Our company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and loss contingencies. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Transactions

Our company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date in accordance with ASC 830, Foreign Currency Translation Matters. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Basic and Diluted Net Income (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. We had net losses as of September 30, 2010 and 2009, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, deferred proceeds, loans payable and notes payable Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Loans payable and notes payable are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. We believe that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2010, we had properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of September 30, 2010, an impairment in the amount of $9,802,955 (2009 - $5,533,043) was recorded.

Revenue Recognition

Our company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

Asset Retirement Obligations

Our company accounts for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs to be incurred by our company in the future once the economical life of its oil and gas wells are reached. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until our company settles the obligation.

Accounting for Derivative Instruments

ASC 815-24 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”), requires all derivatives to be recorded on the balance sheet at fair value. Our company’s derivatives are separately valued and accounted for on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Concentration of Risk

Our company maintains its cash accounts in a commercial bank located in Texas, United States. Our company’s cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2010, we have not engaged in any transactions that would be considered derivative instruments on hedging activities.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, we have no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Our company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Stock-based Compensation

Our company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10- K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The adoption of this accounting policy did not have a material impact on our company’s financial statements.

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Arkanova Energy Corporation
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of expenses, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

January 12, 2011

Arkanova Energy Corporation
Consolidated Balance Sheets

	September	September
	30, 2010	30, 2009

ASSETS
Cash and cash equivalents	$1,656,634	$11,022
Oil and gas receivables, net of allowance of $0	60,183	84,829
Prepaid expenses and other	348,826	299,277
Other receivables, net of allowance of $103,000 and $79,020	46,381	83,929
Total current assets	2,112,024	479,057

Property and equipment, net of accumulated depreciation of $80,216 and $30,046	369,586	88,822
Oil and gas properties, full cost method
Unevaluated	–	14,034,251
Evaluated, net of accumulated depletion of $15,786,820 and $5,599,580	2,222,570	197,462
Other Assets	97,000	–
Total assets	$4,801,180	$14,799,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	$1,893,769	$410,641
Accrued liabilities	739,482	847,041
Due to related party	794	109,650
Notes payable	12,585,963	11,122,500
Derivative liability	53,666	–
Total current liabilities	15,273,674	12,489,832
Loans payable	50,250	–
Asset retirement obligation	186,902	–
Total liabilities	15,510,826	12,489,832

Contingencies and commitments
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 39,722,168 (September 30, 2009 - 37,100,250) shares issued and outstanding	39,722	37,100
Additional paid-in capital	16,361,084	15,533,238
Retained deficit	(27,110,452)	(13,260,578)
Total stockholders’ equity (deficit)	(10,709,646)	2,309,760
Total liabilities and stockholders’ equity (deficit)	$4,801,180	$14,799,592

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations

	Year Ended	Year Ended
	September	September
	30, 2010	30, 2009

Revenue

Oil and gas sales	$1,032,983	$620,854

Total revenue	1,032,983	620,854

Expenses

General and administrative expenses	1,816,473	2,923,043
Gain on write-off of account payable	–	(150,000)
Oil and gas production costs	1,814,456	972,098
Accretion expense	31,586	–
Depletion	362,128	66,537
Impairment of oil and gas properties	9,802,955	5,533,043
Loss on sale of vehicle	350	–

Operating loss	(12,794,965)	(8,723,867)

Other income (expenses)

Interest expense	(796,980)	(1,261,532)
Interest income	1,276	–
Gain on forgiveness of debt	–	10,000
Loss on extinguishment of debt	(291,000)	–
Gain on derivative liability	5,880	–

Net loss	$(13,875,789)	$(9,975,399)

Loss per share – basic and diluted	$(0.36)	$(0.28)

Weighted average common shares outstanding	38,309,000	35,564,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	September	September
	30, 2010	30, 2009

Operating Activities

Net loss	$(13,875,789)	$(9,975,399)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	31,586	–
Amortization of discount on debenture	–	414,743
Bad debt expense	23,980	79,020
Depreciation	50,820	22,609
Depletion	362,128	66,537
Gain on write-off of account payable	–	(150,000)
Gain on forgiveness of debt	–	(10,000)
Loss on extinguishment of debt	291,000	–
Loss on sale of vehicle	350	–
Impairment of oil and gas properties	9,802,955	5,533,043
Gain on derivative liability	(5,880)	–
Stock-based compensation	309,929	85,215

Changes in operating assets and liabilities:
Prepaid expenses	(146,548)	(112,260)
Oil and gas receivables	38,448	(84,829)
Other receivables	(234)	(84,957)
Accounts payable and accrued liabilities	6,800	516,668
Accrued interest	744,213	478,281
Due to related parties	(108,856)	100,510

Net Cash Used in Operating Activities	(2,475,098)	(3,120,819)

Investing Activities

Restricted cash	–	9,000,000
Net cash paid on acquisition of Prism	–	(5,676,586)
Deposit received on sale of oil and gas property	5,500,000	–
Purchase of equipment	(240,721)	(216,433)
Proceeds from sale of equipment	5,000	–
Oil and gas property expenditures	(2,024,298)	(75,604)

Net Cash Provided by Investing Activities	3,239,981	3,031,377

Financing Activities

Proceeds from issuance of debenture	–	600,000
Proceeds from issuance of promissory notes	1,168,729	–
Payments on promissory notes	(393,000)	-
Repayment of debenture	–	(500,000)
Proceeds from issuance of common stock	105,000	–

Net Cash Provided by Financing Activities	880,729	100,000

Net Change in Cash	1,645,612	10,558

Cash and cash equivalents – beginning of year	11,022	464

Cash and cash equivalents – end of year	$1,656,634	$11,022

Supplemental Cash Flow and Other Disclosures (Note 12)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statement of Stockholders’ Equity
Period from September 30, 2008 through September 30, 2010

	Common Stock		Additional	Common
		Par	Paid-in	Stock
	Shares	Value	Capital	Subscribed	Deficit	Totals

Balance – September 30, 2008	36,450,250	$36,450	$15,377,173	$–	$(3,285,179)	$12,128,444

Stock-based compensation	–	–	85,215	–	–	85,215

Fair value of shares issued in connection with sale of ORRI interest	650,000	650	70,850	–	–	71,500

Net loss for the year	–	–	–	–	(9,975,399)	(9,975,399)

Balance – September 30, 2009	37,100,250	$37,100	$15,533,238	$–	$(13,260,578)	$2,309,760

Stock-based compensation	–	–	309,929	–	–	309,929

Derivative instruments – cumulative effect of change in accounting principle	–	–	(85,461)	–	25,915	(59,546)

Shares issued upon the exercise of stock options	900,000	900	104,100	–	–	105,000

Shares issued in connection with Note

Purchase Agreement	1,721,918	1,722	499,278	–	–	501,000

Net loss for the year	–	–	–	–	(13,875,789)	(13,875,789)

Balance – September 30, 2010	39,722,168	$39,722	$16,361,084	$–	$(27,110,452)	$(10,709,646)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova” or the “Company”) was incorporated in Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $27,110,452 since inception and has a negative working capital deficit of $13,161,650 at September 30, 2010. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

a)	Use of Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to useful life and recoverability of long-lived assets, stock-based compensation expense, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

d)	Basic and Diluted Net Income (Loss) Per Share

Arkanova computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Arkanova had net losses as of September 30, 2010 and 2009, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

e)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, deferred proceeds, loans payable and notes payable Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Loans payable and notes payable are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Property and Equipment

Property and equipment consists of computer hardware, office furniture and equipment, vehicle, and exploration equipment and is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

Computer hardware	3 years
Office furniture and equipment	5 years
Vehicle	5 years
Exploration equipment	5 years

g)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

h)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2010, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2010, an impairment in the amount of $9,802,956 (2009 - $5,533,043) was recorded.

i)	Asset Retirement Obligations

Arkanova accounts for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

j)	Accounting for Derivative Instruments

ASC 815-24 (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”), requires all derivatives to be recorded on the balance sheet at fair value. Arkanova’s derivatives are separately valued and accounted for on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

k)	Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Arkanova recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

l)	Concentration of Risk

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2010, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities.

m)	Comprehensive Loss

ASC 220, Comprehensive Incomeestablishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2010 and 2009, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

n)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. Arkanova has adopted ASC 740, Income Taxesas of its inception. Pursuant to ASC 740, Arkanova is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because Arkanova cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

o)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees,using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

p)	Recent Accounting Pronouncements

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB Accounting Standards Codification (ASC Topic 932) with the changes required by the SEC final rule ASC 2010-3, as discussed above, ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil- and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. We adopted ASU 2010-03 effective July 31, 2010.

On March 1, 2010, the Company adopted ASU 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010- 06, issued January 2010, requires additional disclosures regarding fair value measurements, amends disclosures about post- retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010.

The Company has implemented all new accounting pronouncements above that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Unevaluated Properties, Arkansas and Colorado

The total costs incurred and excluded from amortization are summarized as follows:

			Total
			Net Carrying
	Acquisition	Exploration	Value

Balance, September 30, 2008	$9,921,020	$4,056,421	$13,977,441
Cost incurred during the year	$37,500	$19,310	$56,810
Balance, September 30, 2009	$9,958,520	$4,075,731	$14,034,251
Cost incurred during the year	$–	$14,595	$14,595
Transfer to evaluated properties	$(9,958,520)	$(4,090,326)	$(14,048,846)
Balance, September 30, 2010	$–	$–	$–

(a)

At September 30, 2010, the carrying value of Arkanova’s unevaluated oil and gas properties was $14,048,846 and the amount was transferred to Arkanova’s evaluated oil and gas properties cost pool since the leases were near expiration and the Company has no definitive plans to complete the wells.

Evaluated and Developed Properties, Montana

(a)

At September 30, 2010, the carrying value of Arkanova’s evaluated oil and gas properties that were subject to impairment was $12,025,525. The present value of the estimated future net revenue of the oil and gas properties is $2,222,570 at September 30, 2010. Therefore, on September 30, 2010, Arkanova recognized an impairment charge of $9,802,955 related to these properties. The net carrying value of Arkanova’s evaluated oil and gas properties at September 30, 2010 was $2,222,570 (2009 - $197,462).

(b)

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

At December 31, 2008, the carrying value of Arkanova’s evaluated oil and gas properties that were subject to impairment was $5,533,043 ($5,598,594 less accumulated depletion of $65,551). The present value of the estimated future net revenue of the oil and gas properties is $nil at December 31, 2008. Therefore, on December 31, 2008, Arkanova recognized an impairment charge of $5,533,043 related to these properties.

(c)

On May 26, 2009, Arkanova Acquisition Corporation entered into a Purchase and Sale Agreement to purchase a 2.5% overriding royalty interest (the “ORRI interest”) in the Unit located in Pondera and Glacier Counties, Montana. Pursuant to the agreement, as consideration of the 2.5% ORRI interest, Arkanova will pay (a) cash of $20,000 (paid) (b) 1,000 shares of Prism Corporation, and (c) 650,000 shares of common stock of Arkanova. Acquisition was also granted an exclusive option to acquire an additional 0.5% ORRI interest, for a term of 6 months from the date the existing lien against the ORRI interest is released, for consideration of $20,000. The agreement closed on July 28, 2009 and Arkanova Acquisition Corporation assigned the 2.5% ORRI interest to its subsidiary, Provident.

(d)

On April 9, 2010, Arkanova’s subsidiary, Provident, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. (“Knightwall”). Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000. This purchase price was payable in installments, with $5,500,000 received prior to September 30, 2010 ($369,365 of which Knightwall applied against its loan described in Note 6(b)), and the remaining $1,500,000 received on November 23, 2010.

NOTE 5: RELATED PARTY TRANSACTIONS

(a)

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.35 per share to$0.10 per share. These stock options were granted to a Director of the Company on April 23, 2007 and expire on April 23, 2012. In accordance with ASC 718, modifications to the terms of an award are treated as an exchange of the original award for a new award. Incremental compensation expense is measured as the excess, if any, of the fair value of the original award immediately before its terms are modified, measured based on the share price and other pertinent factors at that date. Arkanova recognized an incremental compensation cost of $8,917 for these modified stock options.

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

(f)

On February 8, 2010, the Company entered into a Stock Option Agreement with an employee of the Company. Pursuant to the terms of the agreement, the Company granted 250,000 stock options exercisable at a price of $0.31 per share until expiry on February 8, 2015. 125,000 stock options shall vest on August 8, 2010 and the remaining 125,000 options shall vest on February 8, 2011.

(g)	On June 4, 2010, the Company issued 300,000 shares of common stock to a director of the Company upon the exercise of 300,000 options at $0.10 per share for proceeds of $30,000.

(g)

On July 17, 2010, Arkanova entered into an executive employment agreement with its Chief Executive Officer (the “CEO”). Arkanova agreed to pay an annual salary of $240,000 in consideration for carrying out duties as an executive of Arkanova. Pursuant to the terms of the agreement, and in the event the Company undergoes a change of control event, the agreement will automatically terminate and Arkanova is required to pay an amount equal to the total of:

	1)	$360,000 (calculated as 18 months salary payable under the agreement); and

	2)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the CEO as of the date of the change of control.

(h)

On July 17, 2010, Arkanova entered into an executive employment agreement with its Chief Financial Officer (the “CFO”). Arkanova agreed to pay an annual salary of $170,000 in consideration for carrying out duties as an executive of Arkanova. Pursuant to the terms of the agreement, and in the event the Company undergoes a change of control event, the agreement will automatically terminate and Arkanova is required to pay an amount equal to the total of:

	1)	$255,000 (calculated as 18 months salary payable under the agreement); and

	2)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the CFO as of the date of the change of control.

NOTE 6: NOTES AND LOAN PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. On April 17, 2010, Arkanova paid interest of $33,000 to the note holder and extended the maturity date to July 17, 2010. On July 17, 2010, Arkanova repaid principal amount of $30,000 and interest of $8,250 and extended the maturity date to October 17, 2010.On October 17, 2010, Arkanova further extended the maturity date to January 17, 2011 (refer to Note 12(d)). Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after January 17, 2011 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to January 17, 2011 without penalty. In the event that Arkanova completes a subsequent debt or equity financing of $5,000,000 or more prior to January 17, 2011, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(b)

On May 29, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on May 28, 2009. At May 28, 2009, accrued interest of $30,000 was recorded. On May 29, 2009, this note was modified whereby the maturity date was extended to May 29, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. On May 29, 2010, this note was modified whereby the maturity date was extended to July 8, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $363,000. The principal and accrued interest will be applied to the proceeds from the sale of 30% leasehold interests owned by Provident pursuant to the Purchase and Sale Agreement described in Note 9(d). The promissory note may be prepaid in whole or in part at any time prior to July 8, 2010 without penalty or until such time that the 3rd payment is made to Arkanova. Refer to Notes9(d) and (e). The principal of $363,000 and accrued interest of $6,365 for the period from May 29, 2010 to July 31, 2010 (together $369,365) was paid in full from the portion of the Purchase Price paid by Knightwall on August 3, 2010. Refer to Note 4(c). Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring.

(c)

On July 14, 2008, Arkanova received $375,000 and issued a promissory note. Under the terms of the promissory note, the amount is unsecured, accrues interest at 10% per annum, and is due on July 13, 2009. At July 13, 2009, accrued interest of $37,500 has been recorded. On July 14, 2009, this note was modified whereby the maturity date was extended to July 14, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $412,500. Arkanova evaluated the application of ASC 470-50,Modifications and Extinguishments (“ASC 470-50”) and ASC 470-60, Troubled Debt Restructurings (“ASC 470-60”)and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after July 14, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 14, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower. On October 1, 2009, Acquisition entered into a Loan Consolidation Agreement to consolidate the promissory notes as described in Note 6(c), (d) and (e). Refer to Note6(f).

(d)

On September 3, 2008, Acquisition Corp. entered into a Note Purchase Agreement for $9,000,000. Under the terms of the agreement, the amount is secured, accrues interest at 8% per annum and is due on September 3, 2009. As further security for payment of the indebtedness evidenced by the promissory note, Arkanova agreed to guarantee the payment of the promissory note and the performance of obligations of Acquisition Corp under the agreement. In addition, the Company will deliver at the time of payment in full of the outstanding principal and interest on the promissory note and at the election of the investor, either (i) cash in an amount equal to five percent (5%) of then principal balance of the promissory note; or (ii) such number of shares of the common stock of Acquisition Corp. as will be determined by dividing an amount equal to five percent (5%) of the then principal balance of the promissory note by $0.50. Arkanova recorded a debt discount of $450,000 associated with the 5% inducement on the $9,000,000 note payable. This debt discount was amortized over the maturity term of 1 year using the effective interest method and was fully amortized by September 3, 2009. On October 1, 2009, Acquisition entered into a Loan Consolidation Agreement to consolidate the promissory notes as described in Notes 6(c), (d) and (e). Refer to Note6(f).

(e)

On April 29, 2009, Arkanova entered into a Note Purchase Agreement pursuant to which Arkanova issued a $600,000 promissory note. The promissory note bears interest at 10% per annum, is due on demand at any time after April 29, 2010 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to April 29, 2010 without penalty. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower. On October 1, 2009, Acquisition entered into a Loan Consolidation Agreement to consolidate the promissory notes as described in Notes 6(c), (d) and (e). Refer to Note 6(f).

(f)

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

As further consideration for this new loan, Arkanova issued the note holder 821,918 common shares with a fair value of $240,000. On October 26, 2010, Arkanova issued an additional 878,049 common shares with a fair value of $240,000 (refer to Note 12(g)). Arkanova evaluated the application of ASC 470-50and ASC 470-60 by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and is expensed as a loss on extinguishment of debt.

During the year ended September 30, 2010, Acquisition delivered to the Investor an additional 900,000 common shares with a fair value of $261,000 per our prior and heretofore unfulfilled obligation under Section 3 of the Note Purchase Agreement relating to the $9,000,000 Note. The obligation was recorded as a liability of $450,000 originally by Arkanova because the lender had the option of requesting cash of $450,000 or 900,000 common shares. During fiscal 2010, the lender requested the 900,000 common shares. The common shares had a fair value of $261,000 and the resulting gain of $189,000 was recorded as a gain against the loss on extinguishment of debt. The total loss on extinguishment of debt for the year ended September 30, 2010 was $291,000.

(g)	The Company repaid the $500,000 debenture and accrued interest in October 2008.

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

During the year ended September 30, 2009, Arkanova granted 300,000 stock options, of which 100,000 stock options are exercisable at $0.13 per share between October 20, 2008 and October 20, 2013, 100,000 stock options are exercisable at $0.12 per share between November 19, 2008 and November 19, 2013 and 100,000 stock options are exercisable at $0.17 per share between April 20, 2009 and April 20, 2014. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2009was $0.12. No stock options were exercised during the year ended September 30, 2009. During the year ended September 30, 2009, Arkanova recorded stock-based compensation on these stock options of $26,368, as general and administrative expense.

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.30 per share to$0.10 per share. These stock options were granted to the Chief Executive Officer on April 23, 2007 and expire on April 23, 2012. In fiscal 2009, Arkanova recognized an incremental compensation cost of $8,764 for these modified stock options.

On November 14, 2008, Arkanova re-priced the exercise price of 300,000 stock options with an exercise price of $1.35 per share to$0.10 per share. These stock options were granted to a Director of the Company on April 23, 2007 and expire on April 23, 2012. In fiscal 2009, Arkanova recognized an incremental compensation cost of $8,917 for these modified stock options.

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

On November 14, 2008, Arkanova re-priced the exercise price of 80,000 stock options with an exercise price of $1.55 per share to$0.10 per share. These stock options were granted to an employee of the Company on November 6, 2007 and expire on November 6,2012. On November 14, 2008, Arkanova recognized an incremental compensation cost of $1,099 for these modified stock options. The employee was terminated on November 30, 2008 and Arkanova recognized stock-based compensation of $4,157 for the period from October 1, 2008 to November 30, 2008. Upon termination of the employee, 26,667 unvested stock options were forfeited.

On July 17, 2010, Arkanova amended and restated the 2008 Amended Stock Option Plan to revise the termination provision for vested Non-Qualified Stock Options. The termination date of vested Non-Qualified Stock Options was extended from a period of three months to a period of one year.

During the year ended September 30, 2010, Arkanova granted 1,750,000 stock options, of which 1,500,000 stock options are exercisable at $0.20 per share until October 14, 2014, and 250,000 stock options are exercisable at $0.31 per share until February 8, 2015. The weighted average grant date fair value of stock options granted during the year ended September 30, 2010 was $0.19.

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

During the year ended September 30, 2010, 900,000 stock options were exercised for cash proceeds of $105,000, 100,001 of stock options were forfeited and 99,999 of stock options expired upon the termination of the agreement with the former Chief Operating Officer. During the year ended September 30, 2010, Arkanova recorded stock-based compensation of $309,929, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2008	2,380,000	0.90

Granted	300,000	0.14
Forfeited/Cancelled	(26,667)	0.10

Outstanding, September 30, 2009	2,653,333	0.38

Granted	1,750,000	0.22
Exercised	(900,000)	0.12
Forfeited/Cancelled	(100,001)	0.16
Expired	(99,999)	0.14

Outstanding, September 30, 2010	3,303,333	0.38	3.27	96,000

Exercisable, September 30, 2010	3,178,333	0.38	3.23	96,000

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended	Year ended
	September 30,	September 30,
	2010	2009

Expected dividend yield	0.00%	0.00%
Expected volatility	187%	168%
Expected life (in years)	2.55	2.83
Risk-free interest rate	1.23%	1.50%

A summary of the status of the Company’s non-vested stock options as of September 30, 2010, and changes during the year ended September 30, 2010, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$

Non-vested at September 30, 2009	133,334	0.13

Granted	1,750,000	0.19
Forfeited/Cancelled	(100,001)	0.14
Vested	(1,658,333)	0.18

Non-vested at September 30, 2010	125,000	0.28

At September 30, 2010, there was $12,898 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $96,000 intrinsic value associated with the outstanding options at September 30, 2010.

NOTE 8: DERIVATIVE INSTRUMENTS

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

Initially, Arkanova evaluated all of its financial instruments and determined that 250,000 warrants associated with a March 2008 financing qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of October 1, 2009. The fair value of these warrants were reclassified as of October 1, 2009 in the amount of $85,461 from additional paid in capital with $59,546 to derivative liability and the remaining cumulative effect of the change in accounting principle in the amount of $25,915 was recognized as an adjustment to the opening balance of retained earnings. The impact of ASC 815-15 for the year ending September 30,2010 resulted in a decrease in the derivative liability of $5,880 with a corresponding income of $5,880 on derivative instruments.

The fair values of the warrants on October 1, 2009 and September30, 2010 were estimated using the following assumptions:

	September 30, 2010	October 1, 2009
Expected volatility	214%	175%
Expected term	2.50 years	3.5 years
Risk free rate	0.64%	0.95%
Expected dividends	-	-
Fair value	$53,666	$59,546

NOTE 9: FAIR VALUE MEASUREMENTS

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, The Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance:

Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and

Determining whether a market is considered active requires management judgment.

Level 3

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, the fair values of the cash equivalents and investment securities are determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. Notes payable, derivate liabilities, and loans payable, are valued based on "Level 2" inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2010 as follows:

	Fair Value Measurements Using
	Quoted Price in
	Active Markets
	for Identical	Significant Other	Significant	Balance as of
	Instruments	Observable	Unobservable	September 30,
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	2010

Liabilities:
Derivative Liabilities	–	–	53,666	53,666

Total liabilities measured at fair value	$–	$–	$53,666	$53,666

NOTE 10: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Year ended	Year ended
	September	September
	30, 2010	30, 2009
Asset retirement obligations, beginning of period	$–	$–
Liabilities related to property sales	–	–
Revisions in estimated liabilities	155,316	–
Abandonment costs	–	–
Accretion expense	31,586	–
Asset retirement obligations, end of period	$186,902	$–

On April 20, 2010, Arkanova entered into an escrow agreement that has been established for the purpose of assuring maintenance and administration of a performance bond which secures certain plugging and abandonment obligations assumed by Arkanova in the acquisition of oil and gas properties during the year ended September 30, 2009. At September 30, 2010, the amount of the escrow account totaled $250,000 shown as prepaid expenses and other.

NOTE 11: COMMITMENTS

(a)	See Note 6.

(b)

On October 3, 2008, Arkanova entered into a consulting agreement with the former owner of Prism Corporation to provide consulting services for a period of 15 months. Pursuant to the agreement, Arkanova agreed to pay $1,500,000. As of September 30, 2010, the Company owed $120,835 to the former owner of Prism Corporation.

(c)

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

(d)

On April 9, 2010, Arkanova’s subsidiary, Provident, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000 (the “Purchase Price”).

The Purchase Price is payable in installments, with the initial payment of $1,500,000 being due on or before April 9, 2010 (received), a second payment of $2,000,000 being due on June 8, 2010 (received on July 2, 2010), a third payment of $2,000,000 ($369,365 of which Knightwall is entitled to apply to the payment in full of its loan described in Note6(b)) being due on July 8, 2010 (received on August 3, 2010), and the remaining $1,500,000 was paid on November 23, 2010 completing the sale.

(e)

Knightwall is a lender to Arkanova and it had an outstanding loan to Arkanova of $363,000 in principal amount bearing interest at the rate of 10% per annum and due and payable by Arkanova on July 8, 2010. The principal and accrued interest to the maturity date (together $369,365) was paid in full from the portion of the Purchase Price paid by Knightwall on August 3, 2010.

(f)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

NOTE 12: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year ended	Year ended
	September	September
	30, 2010	30, 2009
Supplemental Disclosures:

Interest paid	$47,615	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Cumulative effort of change in accounting principal	$25,915	$-
Shares issued for purchase of ORRI interest	$–	$71,500
Asset retirement obligation revision	$155,316	$-
Shares issued to extinguish liability	$501,000	$-
Accounts payable related to capital expenditures	$1,496,327	$1,206
Fixed assets purchased through financing	$116,604	$-

NOTE 13: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
2009	3,853,251	2029
2010	3,008,921	2030

	$8,572,115

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2010	2009
	$	$
Deferred income tax assets
Net losses carried forward	3,000,240	1,947,118

	3,000,240	1,947,118
Valuation allowance	(3,000,240)	(1,947,118)

Net deferred income tax asset	–	–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements.

NOTE 14: SUBSEQUENT EVENTS

a)

On October 8, 2010, Arkanova entered into a Stock Option and Subscription Agreement with the President and CEO of the Company to grant 650,000 options in consideration of his continued services. The stock options are exercisable at $0.25 per share until October 8, 2015.

b)

On October 8, 2010, Arkanova entered into a Stock Option and Subscription Agreement with the CFO of the Company to grant 550,000 options in consideration of his continued services. The stock options are exercisable at $0.25 per share until October 8, 2015.

c)

On October 8, 2010, Arkanova entered into a Stock Option and Subscription Agreement with the director of the Company to grant 300,000 options in consideration of his continued services. The stock options are exercisable at $0.25 per share until October 8, 2015.

d)	On October 8, 2010, Arkanova granted 225,000 options to two employees of the Company. The stock options are exercisable at $0.25 per share until October 8, 2015.

e)

On October 17, 2010, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to January 17, 2011. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 6(a).

f)

On October 22, 2010, Arkanova issued 75,000 common shares upon the exercise of 75,000 stock options by one of the employees at an exercise price of $0.25 per common share for gross proceeds of $18,750.

g)

On October 26, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. Refer to Note 6(f).

h)	On October 26, 2010, Arkanova issued 878,049 shares of common stock to Aton Select Funds Limited as further consideration for loan obtained from Aton Select Funds Limited. Refer to Note 6(f).

i)

On November 22, 2010, Provident entered into an option agreement with Knightwall pursuant to which Provident granted an option to Knightwall to purchase an additional 5% working interest in the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The option is exercisable by Knightwall until expiry on March 31, 2011. Upon the grant of the option, Knightwall provided a $100,000 non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. Knightwall may exercise the option prior to the expiry date by payment of $1.5 million to our company. Knightwall Invest currently holds a 30% interest in the Unit.

j)	On November 23, 2010, Arkanova received $1,500,000 from Knightwall pursuant to the agreement described in Note 9(e) and the sale was completed.

NOTE 15: SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

	September	September
	30, 2010	30, 2009

Evaluated oil and gas properties	$18,009,390	$5,797,042
Less accumulated depletion and impairment	(15,786,820)	(5,599,580)
Net carrying cost for evaluated oil and gas properties	$2,222,570	$197,462

Unevaluated oil and gas properties	–	14,034,251
Net capitalized costs	$2,222,570	$14,231,713

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	September 30, 2010	September 30, 2009
	$	$

Property Acquisition Costs:
Evaluated costs	$–	$5,808,887
Unevaluated costs	–	37,500
	$–	$5,846,387

Exploration Costs:
Evaluated costs	$3,500,624	$–
Unevaluated costs	–	19,311
	$3,500,624	$19,311

Results of Operations from Oil and Gas Producing Activities

	September	September
	30, 2010	30, 2009

Revenue	$1,032,983	$620,854
Production costs	(1,814,456)	(972,098)
Depletion, depreciation and amortization	(362,128)	(66,537)
Impairment of oil and gas property	(9,802,955)	(5,533,043)
Income (loss) from oil and gas operations	$(10,946,556)	$(5,950,824)

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

Future cash flows are computed by applying annual average prices of oil to period end quantities of proved oil reserves. Annual average market prices used for the standardized measures below were $70.42/barrel for liquids. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	September	September
	30, 2010	30, 2009

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	277,886	–
Acquired from Prism Acquisition	–	290,787
Revisions of previous estimates	(107,126)	–
Production	(15,047)	(12,901)

Balance end of the year	155,713	277,886

Standardized Measure of Discounted Future Net Cash Flow

	September	September
	30, 2010	30, 2009
Future cash inflows	$10,965,318	$16,951,046
Future production and development costs	(7,531,884)	(15,985,475)
Future income tax expenses	(1,201,702)	(337,950)
Future net cash flows	2,231,732	627,621
10% annual discount for estimated timing of cash flows	(787,061)	265,354
Standardized measure of discounted future net cash flows	$1,444,671	$892,975

Sources of Changes in Discounted Future Net Cash Flows

	September	September
	30, 2010	30, 2009

Standardized measure of discounted future net cash flows at the
beginning of the year	$892,975	$–
Purchases of oil and gas properties	–	1,022,563
Accretion of discount	131,643	–
Development costs incurred	3,486,029	–
Changes in estimated development costs	(3,127,832)	–
Revision of previous quantity estimates	(1,633,329)	–
Net change in prices and production costs	1,210,779	–
Sales of oil and gas produced, net of production costs	781,473	351,244
Net Change in income taxes	(297,067)	(480,832)
Standardized measure of discounted future net cash flows at the end of the year	$1,444,671	$892,975

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, our company’s disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

The disclosure controls and procedures are controls and procedures that are designed to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were not effective as of September 30, 2010. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient U.S. GAAP expertise;

  There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended September 30, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

  There have been a significant number of audit adjustments discovered by our independent registered public accounting firm for the year ended September 30, 2010.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff with U.S. GAAP expertise if we can obtain additional financing or our revenues increase.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at January 7, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pierre Mulacek	President, Chief Executive Officer, Secretary, Treasurer, Director	49	April 23, 2007
Erich Hofer(1)	Director	49	March 19, 2007
Reginald Denny	Chief Financial Officer Director	64	October 18, 2007 April 20, 2010

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

Pierre Mulacek – President, Chief Executive Officer, Secretary, Treasurer and Director

Mr. Mulacek has over twenty years’ experience in all facets of the oil and gas industry. Mr. Mulacek attended Texas Tech University from 1979 to 1983 with a focus on Petroleum Land Management until he joined Petroleum Independent and Exploration Corporation as Vice President. Mr. Mulacek was also a founding shareholder of Interoil Corp., an integrated oil and gas company listed on the New York Stock Exchange.

We believe Mr. Mulacek is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company since April 2007, in addition to his education and business experiences as described above.

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

We believe Mr. Hofer is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company since March 2007, in addition to his education and business experiences as described above.

Reginald Denny – CPA Texas, Chief Financial Officer and Director

Mr. Denny has extensive experience in the controller and senior management functions of companies in the oil and gas, manufacturing and services industries. Mr. Denny has managed the accounting, finance, audit, tax, human resources, banking relations, insurance, legal, planning, treasury, credit, forecasting and budgeting functions; reporting to federal and state regulatory agencies. From January 2006 to 2007, Mr. Denny was an independent consultant performing the duties of a controller with several companies. From 1993 to 2005, Mr. Denny was the Chief Financial Officer and controller of a manufacturing company, an international company in the manufacture, service, assembly and sales of trenching machines for the oil and gas industry.

Mr. Denny received his BBA in Accounting, minor in Finance from the University of Houston and is a registered Certified Public Accountant in Texas.

We believe Mr. Denny is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company since October 2007, in addition to his education and business experiences as described above.

Term of Office

Our directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified, or until they resign or are removed. Our officers are elected by our board of directors. Our officers hold office until the next annual meeting of our board of directors and until their successions have been elected and qualified, or until they resign or are removed.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

We currently act with three directors, consisting of Pierre Mulacek, Erich Hofer and Reginald Denny. We have determined that Erich Hofer is an independent director as defined by NASDAQ Listing Rule 5605(a)(2). We currently act with a standing audit committee and a compensation committee. We do not have a standing nominating committee but our entire board of directors acts as our nominating committee.

Audit Committee

Our audit committee consists of Erich Hofer. Mr. Hofer is a non-employee director of our company and is independent as defined by NASDAQ Listing Rule 5605(a)(2). The audit committee was established in accordance with Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Compensation Committee

Our compensation committee consists of Erich Hofer. Mr. Hofer is a non-employee director of our company and is independent as defined by NASDAQ Listing Rule 5605(a)(2). The compensation committee oversees our compensation and employee benefit plans, stock option plan and practices and produces a report on executive compensation. The compensation committee acts in accordance with our Compensation Committee Charter.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Arkanova Energy Corp., 2441 High Timbers Drive, Suite 120, The Woodlands, Texas 77380.

Nomination Process

As of January 7, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Reginald Denny	3(1)	3	Nil
Pierre Mulacek	3(1)	3	Nil
Erich Hofer	4(1)	5	Nil

(1)    The named officers filed late Form 4’s – Statement of Changes in Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2010 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek President, Secretary and Treasurer(1)	2010 2009	195,500 232,000	50,000 Nil	Nil Nil	103,545 8,764	Nil Nil	Nil Nil	Nil Nil	349,045 240,764
Reginald Denny(2) Chief Financial Officer	2010 2009	135,000 164,375	20,000 Nil	Nil Nil	60,401 45,477	Nil Nil	Nil Nil	Nil Nil	215,401 209,852
Garrett Cook(3) Former Chief Operations Officer	2010 2009	10,000 114,077	Nil Nil	Nil Nil	16,801	Nil Nil	Nil Nil	Nil Nil	10,000 130,878

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. On October 14, 2009, we issued 600,000 stock options to Mr. Mulacek, each option of which entitles Mr. Mulacek to acquire one common share at the exercise price of $0.20 until expiry on October 14, 2014. Subsequent to the year ended September 30, 2010, our company issued 650,000 stock options to Mr. Mulacek, each option of which entitles Mr. Mulacek to acquire one common share at the exercise price of $0.25 until October 8, 2015. All of the 1,250,000 stock options vested immediately.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. On October 14, 2009, we issued 350,000 stock options to Mr. Denny, each option of which entitles Mr. Denny to acquire one common share at the exercise price of $0.20 until expiry on October 14, 2014. Subsequent to the year ended September 30, 2010, our company issued 550,000 stock options to Mr. Denny, each option of which entitles Mr. Denny to acquire one common share at the exercise price of $0.25 until October 8, 2015. All of the 900,000 stock options vested immediately.

(3)	Mr. Cook was appointed our chief operations office on October 20, 2008 and resigned from that position on October 20, 2009.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. Except as disclosed in Item 13. Certain Relationships and Related Transactions, and Director Independence, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Effective July 17, 2010, we entered into an Executive Employment Agreement with Mr. Mulacek pursuant to which he has agreed to serve as our chief executive officer for a term of one year. We have agreed to pay Mr. Mulacek an annual salary of $240,000 and he may be eligible to receive an annual bonus as determined by the board of directors based upon the performance of our company. We also agreed to grant Mr. Mulacek stock options to acquire shares of our company on such terms as are approved by the board of directors.

Effective July 17, 2010, we entered into an executive employment agreement with Reginald Denny and appointed Mr. Denny as our chief financial officer. Under the terms of the executive employment agreement, Mr. Denny receives an annual salary of $170,000, to be paid in accordance with our company’s usual payroll procedures and he may be eligible to receive an annual bonus as determined by the board of directors based upon the performance of our company. We also agreed to grant Mr. Denny stock options to acquire shares of our company on such terms as are approved by the board of directors.

Effective October 20, 2008, we entered into executive employment agreement with Garret Cook and appointed Mr. Cook as our Chief Operations Officer for a term of one year. Under the terms of the executive employment agreement, Mr. Cook was to receive an annual salary of $120,000 and he was eligible to receive an annual bonus as determined by the board of directors based on the performance of our company. We also agreed to grant Mr. Cook options to purchase 100,000 shares of our common stock at an exercise price equal to the lower of (i) $1.25, or (ii) the minimum price per share allowable pursuant to our company’s stock option plan. The executive employment agreement terminated on October 20, 2009 upon the resignation of Mr. Cook as our Chief Operations Officer.

Grants of Plan-Based Awards Table

The following table sets out each grant of an award made to a named executive officer in the last year ended September 30, 2010 under any plan:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimate Future Payouts Under EquityIncentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Pierre Mulacek(1)	10/14/ 09	Nil	Nil	Nil	Nil	Nil	Nil	Nil	600,000	$0.20	10/14/09
Reginald Denny(2)	10/14/ 09	Nil	Nil	Nil	Nil	Nil	Nil	Nil	350,000	$0.20	10/14/09
Garrett Cook(3)	04/20/ 09	Nil	Nil	Nil	Nil	Nil	Nil	Nil	100,000	$0.17	04/29/09

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Subsequent to the year ended September 30, 2010, Mr. Mulacek was granted 650,000 options on October 8, 2010, each option of which is exercisable at $0.25 per share until expiry on October 8, 2015.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Subsequent to the year ended September 30, 2010, Mr. Denny was granted 550,000 options on October 8, 2010, each option of which is exercisable at $0.20 per share until expiry on October 8, 2015.

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

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Pierre Mulacek	600,000(1)	Nil	Nil	$0.39(1)	June 19, 2013	Nil	N/A	N/A	N/A
President,
Secretary	600,000 (1)	Nil	Nil	$0.20 (1)	October 14, 2014	Nil	N/A	N/A	N/A
and Treasurer(1)	650,000(1)	Nil	Nil	$0.25(1)	October 8, 2015	Nil	N/A	N/A	N/A

Reginald Denny(2)	50,000(2)	Nil(2)	Nil(2)	$0.10(2)	October 18, 2012	Nil	N/A	N/A	N/A
Chief
Financial Officer	300,000(2)	Nil	Nil	$0.39(2)	June 19, 2013	Nil	N/A	N/A	N/A

	100,000	Nil	Nil	$0.12(2)	November 19, 2013	Nil	N/A	N/A	N/A

	350,000	Nil	Nil	(2) $0.20	October 14, 2014	Nil	N/A	N/A	N/A

	550,000	Nil	Nil	$0.25(2)	October 8, 2015	Nil	N/A	N/A	N/A

Garrett Cook(3)	100,000(3)	Nil	Nil(3)	$0.13(3)	October 20, 2013	Nil	N/A	N/A	N/A
Former
Chief Operations Officer	100,000(3)	Nil	Nil	$0.17(3)	April 20. 2014	Nil	N/A	N/A	N/A

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Mr. Mulacek was granted 600,000 options at an exercise price of $0.39 on June 19, 2008 and 600,000 options at an exercise price of $0.20 on October 14, 2009. Subsequent to the year ended September 30, 2010, we entered into a Stock Option Agreement with Mr. Mulacek and issued him an additional 650,000 options in consideration for services provided as chief executive officer, president and director. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Mr. Denny was granted 200,000 options at an exercise price of $1.70 on October 18, 2007 (of which 150,000 have been exercised), 300,000 options at an exercise price of $0.39 on June 19, 2008 which options vested immediately, 100,000 options at an exercise price of $0.12 on November 14, 2008 and 350,000 options at an exercise price of $0.20 on October 14, 2009. On November 14, 2008, our company repriced the 200,000 options held by Mr. Denny from $1.70 per share to $0.10 per share. Pursuant to the terms of an amended stock option agreement dated November 14, 2008, we agreed to amend the vesting provisions such that all of the remaining options not already vested under the original agreement vested on November 14, 2008, the date of the amended agreement. Subsequent to the year ended September 30, 2010, we entered into a Stock Option Agreement with Mr. Denny and issued him an additional 550,000 options in consideration for services provided as chief financial officer. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately.

(3)

Mr. Cook was appointed our chief operations office on October 20, 2008 and resigned from that position on October 20, 2009. Mr. Cook was granted 100,000 options at an exercise price of $0.13 on October 20, 2008 and 100,000 options at an exercise price of $0.17 on April 20, 2009 which options vested immediately.

Aggregated Option Exercises

The particulars of exercised options for our named executive officers are set out in the following table:

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Pierre Mulacek President, Secretary and Treasurer(1)	300,000	$30,000	N/A	N/A
Reginald Denny(2) Chief Financial Officer	150,000	$15,000	N/A	N/A
Garrett Cook(3) Former Chief Operations Officer	Nil	Nil	N/A	N/A

(1)	Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Mr. Mulacek exercised 300,000 options at a price of $0.10 per share.

(2)	Mr. Denny was appointed our chief financial officer on October 18, 2007. Mr. Denny exercised 150,000 options at a price $0.10 per share

(3)	Mr. Cook was appointed our chief operations office on October 20, 2008 and resigned from that position on October 20, 2009.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Compensation

The particulars of compensation paid to our directors for our year ended September 30, 2010, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Pierre Mulacek(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Erich Hofer(2)	36000	Nil	51,772	Nil	Nil	Nil	78,272(2)
Reginald Denny(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Pierre Mulacek was appointed as a director of our company on April 23, 2007. Subsequent to the year ended September 30, 2010, Mr. Mulacek was granted 650,000 options on October 8, 2010 at an exercise price of $0.25 until October 8, 2015 which options vested immediately.

(2)

Erich Hofer was appointed as a director of our company on March 19, 2007. Subsequent to the year ended September 30, 2010, Mr. Hofer was granted 300,000 options on October 8, 2010 until October 8, 2015 at an exercise price of $0.25 which options vested immediately.

(3)

Reginald Denny was appointed as a director of our company on April 20, 2010. Subsequent to the year ended September 30, 2010, Mr. Denny was granted 550,000 options on October 8, 2010 until October 8, 2015 at an exercise price of $0.25 which options vested immediately.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 7, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after January 7, 2011. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Pierre Mulacek 15 Regent Square The Woodlands, TX 77380	2,437,500(2)	5.4%
Erich Hofer Grossackerstrasse 64 CH-8041 Zurich, Switzerland	2,200,000(3)	5.0%
Reginald Denny 14 Night Rain Court The Woodlands, TX 77381	1,515,000(4)	3.4%
Directors and Executive Officers as a Group	6,152,500(5)	13.0%

(1)	Based on 43,309,367 shares of common stock issued and outstanding as of January 7, 2011.

(2)

Consists of 587,500 common shares and stock options to acquire an aggregate of 1,850,000 shares of common stock exercisable within sixty days of January 7, 2011. Of such options, 600,000 are exercisable at $0.39 until June 19, 2013, 600,000 are exercisable at $0.20 until October 14, 2014 and 650,000 are exercisable at $0.25 until October 8, 2015.

(3)

Consists of 1,300,000 common shares and stock options to acquire an aggregate of 900,000 shares of common stock exercisable within sixty days of January 7, 2011. Of such options, 300,000 are exercisable at $0.39 until June 19, 2013, 300,000 are exercisable at $0.20 until October 14, 2014 and 300,000 are exercisable at $0.25 until October 8, 2015.

(4)

Consists of 165,000 common shares and stock options to acquire an aggregate of 1,515,000 shares of common stock exercisable within sixty days of January 7, 2011. Of such options, 50,000 are exercisable at $0.10 until October 18, 2012, 100,000 are exercisable at $0.12 until November 19, 2013, 300,000 are exercisable at $0.39 until June 19, 2013, 350,000 are exercisable at $0.20 until October 14, 2014 and 550,000 are exercisable at $0.25 until October 8, 2015.

(5)	Includes options to acquire an aggregate of 4,100,000 shares of common stock exercisable within sixty days of January 7, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended September 30, 2010 and 2009 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

On October 20, 2008, our company entered into an Executive Employment Agreement with its Chief Operations Officer. Pursuant to the agreement, we agreed to pay an annual salary of $120,000 and the executive may be eligible to receive an annual bonus determined by the Board of Directors based on the performance of our company. In addition, our company agreed to grant options to purchase 100,000 shares of common stock with an exercise price equal to the lower of (i) $1.25 or (ii) the minimum price per share allowable pursuant to our company’s stock option plan. An additional incentive stock option to acquire up to an additional 100,000 shares of common stock under the same terms was to be granted upon the six month anniversary of the agreement. On April 20, 2009, we granted the additional 100,000 stock options to our Chief Operations Officer. Our Chief Operations Officer resigned on October 20, 2009 and the Executive Employment Agreement was terminated. No monies were paid to our Chief Operations Officer upon the termination of the Executive Employment Agreement.

On June 19, 2008, we entered into a Stock Option and Subscription Agreement with our Chief Executive Officer. Pursuant to the terms of the agreement, we agreed to grant 600,000 stock options in consideration for continued services as Chief Financial Officer. Each option vests immediately and is exercisable at a price of $0.39 per share until expiry on June 19, 2013.

On June 19, 2008, we entered into a Stock Option and Subscription Agreement with our Chief Financial Officer. Pursuant to the terms of the agreement, we agreed to grant 300,000 stock options in consideration for continued services as Chief Financial Officer. Each option vests immediately and is exercisable at a price of $0.39 per share until expiry on June 19, 2013.

On June 19, 2008, we entered into a Stock Option and Subscription Agreement with one of our directors. Pursuant to the terms of the agreement, we agreed to grant 300,000 stock options in consideration for continued services as Chief Financial Officer. Each option vests immediately and is exercisable at a price of $0.39 per share until expiry on June 19, 2013.

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

On October 14, 2009, we entered into a Stock Option and Subscription Agreement with our Chief Executive Officer. Pursuant to the terms of the agreement, we agreed to grant 600,000 stock options in consideration for continued services as Chief Executive Officer. Each option vests immediately and is exercisable at a price of $0.20 per share until expiry on October 14, 2014.

On October 14, 2009, we entered into a Stock Option and Subscription Agreement with our Chief Financial Officer. Pursuant to the terms of the agreement, we agreed to grant 350,000 stock options in consideration for continued services as Chief Financial Officer. Each option vests immediately and is exercisable at a price of $0.20 per share until expiry on October 14, 2014.

On October 14, 2009, we entered into a Stock Option and Subscription Agreement with one of our directors. Pursuant to the terms of the agreement, we agreed to grant 300,000 stock options in consideration for continued services as Chief Financial Officer. Each option vests immediately and is exercisable at a price of $0.20 per share until expiry on October 14, 2014.

On December 2, 2009, we issued 300,000 shares of common stock to our Chief Executive Officer upon the exercise of 300,000 options at $0.10 per share for proceeds of $30,000.

On December 2, 2009, we issued 150,000 shares of common stock to our Chief Financial Officer upon the exercise of 150,000 options at $0.10 per share for proceeds of $15,000.

On February 8, 2010, we entered into a Stock Option Agreement with an employee of our company. Pursuant to the terms of the agreement, we granted 250,000 stock options exercisable at a price of $0.31 per share until expiry on February 8, 2015. 125,000 stock options vested on August 8, 2010 and the remaining 125,000 options shall vest on February 8, 2011.

On June 4, 2010, we issued 300,000 shares of common stock to a director of our company upon the exercise of 300,000 options at $0.10 per share for proceeds of $30,000.

On July 17, 2010, we entered into an executive employment agreement with our Chief Executive Officer whereby we agreed to pay to the Chief Executive Officer an annual salary of $240,000 in consideration for carrying out duties as an executive of our company. Pursuant to the terms of the agreement, and in the event we undergo a change of control event, the agreement will automatically terminate and we are required to pay an amount equal to the total of:

(a)	$360,000 (calculated as 18 months salary payable under the agreement); and

(b)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the Chief Executive Officer as of the date of the change of control.

On July 17, 2010, we entered into an executive employment agreement with our Chief Financial Officer. whereby we agreed to pay an annual salary of $170,000 to our Chief Financial Officer in consideration for carrying out duties as an executive of our company. Pursuant to the terms of the agreement, and in the event we undergo a change of control event, the agreement will automatically terminate and we are required to pay an amount equal to the total of:

(a)	$255,000 (calculated as 18 months salary payable under the agreement); and

(b)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the Chief Financial Officer as of the date of the change of control.

Director Independence

We currently act with three directors, consisting of Pierre Mulacek, Erich Hofer and Reginald Denny. We have determined that only Erich Hofer is an independent director as defined by NASDAQ Listing Rule 5605(a)(2). The other two directors are not independent as defined by NASDAQ Listing Rule 5605(a)(2) because they are our executive officers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2010 and 2009 for professional services rendered by Malone & Bailey, PC, of Houston, Texas for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2010	2009
Audit Fees and Audit Related Fees	$60,700	$34,355
Tax Fees	$17,750	$12,720
All Other Fees	Nil	Nil
Total	$78,450	$47,075

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Malone & Bailey, PC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of Malone & Bailey, PC.

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

10.5	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.6	Employment Agreement dated October 18, 2008 between our company and Reginald Denny (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.7	Employment Agreement dated October 18, 2008 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.8	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.9	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.10	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.11	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

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

10.22

Note Purchase Agreement dated as of the 17th day of July, 2010, between our company and Global Project Finance AG (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 13, 2010)

10.23	Stock Option Agreement dated October 8, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)

10.24	Stock Option Agreement dated October 8, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)

10.25	Stock Option Agreement dated October 8, 2010 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)

10.26

Option Agreement dated November 22, 2010 between Provident Energy Associates of Montana, LLC and Knightwall Invest, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2010)

(21)	Subsidiaries

21.1	Arkanova Development LLC (Nevada Limited Liability Company)

Arkanova Acquisition Corporation (Delaware)

Prism Corporation (Oklahoma)

Provident Energy of Montana, LLC (Montana Limited Liability Company)

(23)	Consents of Experts and Counsel

23.1*	Consent of MaloneBailey, LLP

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1*	Report of Gustavson Associates dated December 28, 2010 on Montana Properties

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
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: January 12, 2011

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 12, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: January 12, 2011

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 12, 2011

/s/ Erich Hofer
By: Erich Hofer
Director
Dated: January 12, 2011