Form 10-Q
period 2010-12-31
ARKANOVA ENERGY CORP.
filed 2011-02-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Yes [ x ]  No[    ]

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
Yes [     ]   No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

43,309,367 common shares issued and outstanding as at February 11, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended December 31, 2010 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2010	2010

ASSETS
Cash and cash equivalents	$517,714	$1,656,634
Oil and gas receivables	144,181	60,183
Prepaid expenses and other	73,482	348,826
Other receivables, net of allowance of $nil and $103,000	–	46,381

Total current assets	735,377	2,112,024
Property and equipment, net of accumulated depreciation of $100,344 and $80,216	349,459	369,586
Oil and gas properties, full cost method
Evaluated, net of accumulated depreciation of $15,825,039 and $15,786,820	1,148,308	2,222,570
Other Assets	97,000	97,000
Total assets	2,330,144	$4,801,180

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable	$343,778	$1,893,769
Accrued liabilities	208,523	739,482
Due to related party	–	794
Notes payable	12,341,703	12,585,963
Derivative liability	51,059	53,666
Total short term liabilities	12,945,063	15,273,674
Loans payable	43,736	50,250
Asset retirement obligations	133,932	186,902
Total liabilities	13,122,731	15,510,826

Contingencies and commitments
Stockholders’ (Deficit) Equity
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 43,309,367 (September 30, 2010 – 39,722,168) shares issued and outstanding	43,309	39,722
Additional paid-in capital	17,733,273	16,361,084
Retained deficit	(28,569,169)	(27,110,452)
Total stockholders’ (deficit) equity	(10,792,587)	(10,709,646)
Total liabilities and stockholders’ (deficit) equity	$2,330,144	$4,801,180

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2010	2009
Revenue
Oil and gas sales	$264,799	$301,851
Total revenue	264,799	301,851

Expenses
General and administrative expenses	823,417	878,203
Oil and gas production costs	662,460	412,289
Accretion Expense	4,430	–
Depletion	38,219	1,836
Operating loss	(1,263,727)	(990,477)
Other income (expenses)
Interest expense	(197,597)	(209,871)
Interest income	–	823
Loss on extinguishment of debt	–	(480,000)
Gain (loss) on derivative liability	2,607	(1,652)
Net loss	$(1,458,717)	$(1,681,177)
Loss per share – basic and diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding	42,299,000	37,289,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2010	2009

Operating Activities

Net loss	$(1,458,717)	$(1,681,177)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	4,430	–
Depreciation	20,128	9,259
Depletion	38,219	1,836
Loss on Extinguishment of Debt	–	480,000
(Gain) Loss on derivative liability	(2,607)	1,652
Stock-based compensation	397,026	254,037

Changes in operating assets and liabilities:
Prepaid expenses	275,345	188,579
Oil and gas receivables	(37,616)	(24,885)
Other receivables	-	(119)
Accounts payable and accrued liabilities	(1,539,216)	71,406
Accrued interest	178,267	224,334
Due to related parties	(794)	(109,101)

Net Cash Used in Operating Activities	(2,125,535)	(584,179)

Investing Activities

Purchase of equipment	–	(50,998)
Purchase of pipeline	–	(37,154)
Proceeds on sale of oil and gas property	1,600,000	–
Oil and gas property expenditures	(621,357)	(13,679)

Net Cash (Used in) Provided by Investing Activities	978,643	(101,831)

Financing Activities

Principal payments on debt	(10,778)
Proceeds from issuance of promissory notes	–	1,168,729
Proceeds from exercise of stock options	18,750	75,000

Net Cash Provided by Financing Activities	7,972	1,243,729

Net Change in Cash	(1,138,920)	557,719

Cash and cash equivalents – beginning of period	1,656,634	11,022

Cash and cash equivalents – end of period	$517,714	$568,741

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2010. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $28,569,169 since inception and has a negative working capital of $12,209,686 at December 31, 2010. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

During the period ended December 31, 2010, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at December 31, 2010 was $1,148,308 (September 30, 2010 - $2,222,570).

(a)

On April 9, 2010, Arkanova’s subsidiary, Provident, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. (“Knightwall”). Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000 (received). The $5,500,000 received prior to September 30, 1010 was applied against the full cost pool as of September 30, 2010. The $1,500,000 received during the quarter ended December 31, 2010, was applied against the full cost pool.

NOTE 4: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. On April 17, 2010, Arkanova paid interest of $33,000 to the note holder and extended the maturity date to July 17, 2010. On July 17, 2010, Arkanova repaid principal amount of $30,000 and interest of $8,250 and extended the maturity date to October 17, 2010.On October 17, 2010, Arkanova further extended the maturity date to January 17, 2011. On January 17, 2011, Arkanova further extended the maturity date to April 17, 2011. Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after April 17, 2011 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to April 17, 2011 without penalty. In the event that Arkanova completes a subsequent debt or equity financing of $5,000,000 or more prior to April 17, 2011, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(b)

On October 1, 2009, our subsidiary borrowed $1,168,729 and consolidated its outstanding promissory note balances into one promissory note in the principal amount for $12,000,000. The loan also adds accrued interest of $818,771 to this principal amount. The note bears interest at 6% per annum, is due on September 30, 2011, and is secured by our guarantee and also a pledge of our wholly owned subsidiary, Provident. Interest is payable 10 days after maturity in our common shares. The number of shares payable will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matures. On October 22, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. (Refer to Note 5(b)).

As further consideration for this new loan, Arkanova issued the note holder 821,918 common shares with a fair value of $240,000 during the fiscal year ended September 30, 2010. On October 26, 2010, Arkanova issued an additional 878,049 common shares with a fair value of $240,000 (refer to Note 5(c)). Arkanova evaluated the application of ASC 470-50and ASC 470-60 by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and is expensed as a loss on extinguishment of debt during the quarter ended December 31, 2009.

NOTE 5: COMMON STOCK

Common stocks

a)

On October 22, 2010, Arkanova issued 75,000 common shares upon the exercise of 75,000 stock options by one of the employees at an exercise price of $0.25 per common share for gross proceeds of $18,750.

b)

On October 26, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. Refer to Note 4(b).

c)	On October 26, 2010, Arkanova issued 878,049 shares of common stock to Aton Select Funds Limited as further consideration for loan obtained from Aton Select Funds Limited. Refer to Note 4(b).

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

During the three months ended December 31, 2010, Arkanova granted 1,725,000 stock options, exercisable at $0.25 per share and expire on October 8, 2015. The weighted average grant date fair value of stock options granted during the three months ended December 31, 2010 was $0.25.

During the three months ended December 31, 2010, 75,000 of stock options were exercised. During the three months ended December 31, 2010, Arkanova recorded stock-based compensation of $397,026, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$
Outstanding, September 30, 2010	3,303,333	0.38	3.27	96,000
Granted	1,725,000	0.25
Exercised	(75,000)	0.25
Outstanding, December 31, 2010	4,953,333	0.33	3.60	111,500
Exercisable, December 31, 2010	4,828,333	0.33	3.59	111,500

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months
ended
December 31,
2010

Expected dividend yield	0.00%
Expected volatility	214%
Expected life (in years)	2.50
Risk-free interest rate	0.45%

A summary of the status of the Company’s non-vested stock options as of December 31, 2010, and changes during the three month period ended December 31, 2010, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$

Non-vested at September 30, 2010	125,000	0.28

Granted	1,725,000	0.25
Vested	(1,725,000)	0.25

Non-vested at December 31, 2009	125,000	0.28

At December 31, 2010, there was $4,299 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $111,500 intrinsic value associated with the outstanding options at December 31, 2010.

NOTE 6: DERIVATIVE INSTRUMENTS

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

The impact of ASC 815-15 for the period ending December 31, 2010 resulted in a decrease in the derivative liability of $2,607 with a corresponding income of $2,607 on derivative instruments. The fair value of the derivative liability was $51,059 at December 31, 2010.

The fair values of the warrants on December 31, 2010 and September 30, 2010 were estimated using the following assumptions:

	December 31, 2010	September 30, 2010
Expected volatility	196%	214%
Expected term	2.25 years	2.50 years
Risk free rate	1.02%	0.64%
Expected dividends	–	–
Fair value	$51,059	$53,666

NOTE 7: COMMITMENTS

See Note 4.

(a)

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

The Purchase Price is payable in installments, with the initial payment of $1,500,000 being due on or before April 9, 2010 (received), a second payment of $2,000,000 being due on June 8, 2010 (received on July 2, 2010), a third payment of $2,000,000 ($369,365 of which Knightwall is entitled to apply to the payment in full of a loan ) being due on July 8, 2010 (received on August 3, 2010), and the remaining $1,500,000 was paid on November 23, 2010 completing the sale.

On November 22, 2010, Provident entered into an option agreement with Knightwall pursuant to which Provident granted an option to Knightwall to purchase an additional 5% working interest in the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The option is exercisable by Knightwall until expiry on March 31, 2011. Upon the grant of the option, Knightwall provided a $100,000 (paid) non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. Knightwall may exercise the option prior to the expiry date by payment of $1.5 million to our company. As of today, the $1.5 million has not been paid to exercise the option.

(b)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2010, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(c)

On October 17, 2010, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to January 17, 2011. On January 17, 2011, Arkanova further extended the maturity date to April 17, 2011. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 4(a) and Note 9(a).

(d)	On December 15, 2010, the Company entered into a lease agreement for a period of six months at the rate of $6,500 per month.

NOTE 8: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2010	2009
Supplemental Disclosures:

Interest paid	$–	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$–	$55,310
Cumulative effective of change in accounting principal	$–	$59,546
Shares issued to extinguish liability	$960,000	$–
Asset retirement obligation revision	$57,400	$–

NOTE 9: SUBSEQUENT EVENTS

During the period from December 31, 2010 through February 11, 2011, we did not have any material recognizable subsequent events, except as disclosed below.

(a)

On January 17, 2011, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to April 17, 2011. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 4(a).

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

Results of Operations for the Three Months Ended December 31, 2010

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2010 which are included herein:

	December 31,	December 31,
	2010	2009
Revenue	$264,799	$301,851
Expenses	$1,528,526	1,292,328
Net Loss	$(1,458,717)	$(1,681,177)

Revenues

During the three months ended December 31, 2010, we generated $264,799 in revenue as compared to revenues of $301,851 during the three months ended December 31, 2009. The decrease in revenues is a result of the completed sale on November 23, 2010 of a net revenue interest of 24% to Knightwall Invest, Inc of the Provident Energy of Montana, LLC. As a result of this sale Knightwall will participate in a 30% working interest in Provident.

Expenses

Expenses increased during the three months ended December 31, 2010 to $1,528,526 as compared to $1,292,328 during the three months ended December 31, 2009. The increase is largely as a result of increased depletion expenses to $38,219 for the three months ended December 31, 2010 compared to $1,836 for the three months ended December 31, 2009 and an increase in oil and gas production costs to $662,460 for the three months ended December 31, 2010 compared to $412,289 for the three months ended December 31, 2009. General and administrative expenses decreased to $823,417 for the three months ended December 31, 2010 compared to $878,203 for the three months ended December 31, 2009. The main components of our general and administrative expenses during the three months ended December 31, 2010 included employment compensation expenses of $244,522, stock based compensation of $397,026, professional and audit fees of $43,740 and other general and administrative expenses of $138,129.

Interest Expense

Interest expense decreased during the three months ended December 31, 2010 to $197,597 as compared to $209,871 during the three months ended December 31, 2009.

Loss on extinguishment of debt

During the three months ended December 31, 2010, we did not incur any loss due to the early extinguishment of debt as compared to $480,000 during the three months ended December 31, 2009.

Liquidity and Capital Resources

Working Capital

	At December 31,	At September 30,
	2010	2010
Current assets	$735,377	$2,112,024
Current liabilities	12,945,063	15,273,674
Working capital (deficiency)	$(12,209,686)	$(13,161,650)

We had cash and cash equivalents of $517,714 and a working capital deficiency of $12,209,686 as at December 31, 2010 compared to cash and cash equivalents of $1,656,634 and a working capital deficiency of $13,161,650 as of September 30, 2010. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $13,250,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$5,600,000
Exploration & Operating Costs
Drilling Costs	$6,000,000
Employee and Consultant Compensation	$900,000
Professional Fees	$250,000
General and Administrative Expenses	$500,000
Total	$13,250,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $13,250,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

On October 22, 2010, we issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note and on October 26, 2010, we issued an additional 878,049 common shares with a fair value of $240,000.

Lease Acquisition Costs

We have recorded or paid for 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intend to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period. It remains uncertain that we will acquire the remainder of this acreage. The decision to purchase the Arkansas acreage was made by prior management.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $6,300,000 during the next twelve months, which will include drilling and, if warranted, completion costs for one vertical well to the Bakken and potentially two horizontal wells. We expect that the total cost of the additional wells which we plan to drill in the next 12 months will be $5,000,000 exclusive of completion and hook-up costs. The increased per well cost reflects a horizontal component. We may require additional capital in the event we complete some or all of these wells. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
January, 2011	Drilled the MAX 1 – 2817 vertical test the Bakken and completed horizontal drill in Cut Bank.
July, 2011	Commence drilling the second Bakken test well.
September, 2011	Commence drilling the Cut Bank horizontal well (MAX 2- Bakken or Cut Bank Warrior well).

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $900,000. As of September 30, 2010, we had seven employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $170,000. On February 9, 2010, we entered into an executive employment agreement with Lance Nelson to appoint him as field operations manager of our company. Pursuant to the terms of the agreement, we agreed to pay Mr. Nelson an annual salary of $120,000 plus a discretionary performance based bonus as determined by our board of directors. Mr. Nelson replaced Mr. Cook who resigned as our chief operations officer on October 20, 2009 and his executive employment agreement terminated. As of the date of filing we did not renew Mr. Nelson’s employment contract that expired on February 9, 2011. We intend to contract his services when needed.

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

Cash Used In Operating Activities

Operating activities used cash of $2,125,535 during the three months ended December 31, 2010 as compared to $584,179 during the three months ended December 31, 2009.

Cash from Investing Activities

Investing activities provided cash of $978,643 during the three months ended December 31, 2010 as compared to investing activities using cash of $101,831 during the three months ended December 31, 2009.

Cash from Financing Activities

Financing activities provided cash of $7,972 during the three months ended December 31, 2010 as compared to financing activities providing cash of $1,243,729 during the three months ended December 31, 2009.

Capital Expenditures

As of February 11, 2011, our company did not have any material commitments for capital expenditures.

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

Basic and Diluted Net Income (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. We had net losses as of December 31, 2010 and 2009, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

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

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of December 31, 2010, we had properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the three months ended December 31, 2010 and 2009, no impairment was recorded.

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

Concentration of Risk

Our company maintains its cash accounts in a commercial bank located in Texas, United States. Our company’s cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at December 31, 2010, we have not engaged in any transactions that would be considered derivative instruments on hedging activities.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010 and 2009, we have no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $28,569,169 as at December 31, 2010. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

We have two executive officers and a limited number of additional consultants upon whom our success largely depends. Although we do maintain key person life insurance policies on our executive officers or consultants, the loss of such personnel could seriously harm our business, financial condition and results of operations, and we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2010 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of December 31, 2010 and concluded that that there was a material weakness in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remediated this material weakness and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until the issue is corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

As of December 31, 2010, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

After conducting an evaluation under the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our company determined that our internal control over financial reporting was not effective as of September 30, 2010 due to three material weaknesses that were indentified in our annual report on Form 10-K for the fiscal year ended September 30, 2010. During the quarter ended December 31, 2010, we rectified the following two material weaknesses: (i) lack of accounting staff with sufficient U.S. GAAP expertise; and (ii) significant audit adjustments discovered by our independent registered public accounting firm. With respect to the first material weakness, we have increased the frequency of review and the services provided by an outside accounting firm with certified public accountant members. With respect to the second material weakness, there were no material adjustments identified from our independent public accounting firm for the period ended December 31, 2010 and our company has implemented additional procedures to reduce the potential for fututure adjustments that may be a result of accounting errors. However, due to the small size of our company and our limited personnel, we continue to have insufficient segregation of duties in our finance and accounting function. Our company anticipates hiring additional personnel to segregate such duties when operations warrant.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On October 26, 2010, we issued 3,512,199 shares of our common stock to Aton Select Funds Limited. We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

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
21.1

Arkanova Development LLC (Nevada Limited Liability Company)
Arkanova Acquisition Corporation (Delaware)
Prism Corporation (Oklahoma)
Provident Energy of Montana, LLC (Montana Limited Liability Company)

(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 28, 2010 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on January 12, 2011)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: February 11, 2011

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: February 11, 2011