Form 10-Q
period 2011-03-31
ARKANOVA ENERGY CORP.
filed 2011-05-16
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-51612

____________________________________________
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

43,309,367 common shares issued and outstanding as at May 16, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2011 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2011	2010

ASSETS
Cash and cash equivalents	$–	$1,656,634
Oil and gas receivables, net of allowance of $nil	266,927	60,183
Prepaid expenses and other	77,555	348,826
Other receivables, net of allowance of $nil and $103,000	–	46,381
Total current assets	344,482	2,112,024
Property and equipment, net of accumulated depreciation of $120,907 and $80,216	352,114	369,586
Oil and gas properties, full cost method
Evaluated, net of accumulated depreciation of $15,891,474 and $15,786,820	1,202,817	2,222,570
Other Assets	97,000	97,000
Total assets	$1,996,413	$4,801,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Bank indebtedness	$21,874	$–
Accounts payable	543,170	1,893,769
Accrued liabilities	378,332	739,482
Due to related party	–	794
Notes payable	12,343,999	12,585,963
Derivative liability	52,531	53,666
Total short term liabilities	13,339,906	15,273,674
Loans payable	30,603	50,250
Asset retirement obligations	137,037	186,902
Total liabilities	13,507,546	15,510,826

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 43,309,367 (September 30, 2010 – 39,722,168) shares issued and outstanding	43,309	39,722
Additional paid-in capital	17,737,572	16,361,084
Retained deficit	(29,292,014)	(27,110,452)
Total stockholders’ deficit	(11,511,133)	(10,709,646)
Total liabilities and stockholders’ deficit	$1,996,413	$4,801,180

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Revenue
Oil and gas sales	$377,151	$269,076	$641,950	$570,927
Total revenue	377,151	269,076	641,950	570,927

Expenses
General and administrative expenses	402,709	370,529	1,226,126	1,248,732
Oil and gas production costs	461,613	333,791	1,124,073	746,080
Accretion expenses	3,105	–	7,535	–
Depletion	66,435	1,944	104,654	3,780
Operating loss	(556,711)	(437,188)	(1,820,438)	(1,427,665)
Other income (expenses)
Operator Income	13,500	–	13,500	–
Interest expense	(178,162)	(193,320)	(375,759)	(403,191)
Interest income	–	198	–	1,021
Loss on extinguishment of debt	–	–	–	(480,000)
(Loss) gain on derivative liability	(1,472)	(16,515)	1,135	(18,167)
Net loss	$(722,845)	$(646,825)	$(2,181,562)	$(2,328,002)
Loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)
Weighted average common shares outstanding	43,309,000	37,700,000	42,799,000	37,500,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Operating Activities

Net loss	$(2,181,562)	$(2,328,002)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	7,535	–
Depreciation	40,690	29,859
Depletion	104,654	3,780
Loss on extinguishment of debt	–	480,000
(Gain) loss on derivative liability	(1,135)	18,167
Stock-based compensation	401,325	266,935

Changes in operating assets and liabilities:
Prepaid expenses	271,271	185,579
Oil and gas receivables	(160,363)	1,355
Accounts payable and accrued liabilities	(1,350,599)	(52,533)
Accrued interest	358,850	391,923
Due to related parties	(794)	(96,414)

Net Cash Used in Operating Activities	(2,510,128)	(1,099,351)

Investing Activities

Purchase of equipment	(23,218)	(40,211)
Purchase of pipeline	–	(50,997)
Proceeds on sale of oil and gas property	1,600,000	–
Oil and gas property expenditures	(742,301)	(36,778)

Net Cash Provided by (Used in) Investing Activities	834,481	(127,986)

Financing Activities

Bank indebtedness	21,874	–
Principal payments on debt	(21,611)	–
Proceeds from issuance of promissory notes	–	1,168,729
Proceeds from exercise of stock options	18,750	75,000

Net Cash Provided by Financing Activities	19,013	1,243,729

Net Change in Cash	(1,656,634)	16,392

Cash and cash equivalents – beginning of period	1,656,634	11,022

Cash and cash equivalents – end of period	$–	$27,414

Supplemental Cash Flow and Other Disclosures (Note 9)

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova” or the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2010. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended March 31, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $29,292,014 since inception and has a negative working capital of $12,995,424 at March 31, 2011. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

During the period ended March 31, 2011, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at March 31, 2011 was $1,202,817 (September 30, 2010 - $2,222,570).

(a)

On April 9, 2010, Arkanova’s subsidiary, Provident, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. (“Knightwall”). Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000 (received). The $5,500,000 received prior to September 30, 2010 was applied against the full cost pool as of September 30, 2010. The $1,500,000 received during the six months ended March 31, 2011, was applied against the full cost pool.

(b)

On November 22, 2010, Provident entered into an option agreement with Knightwall pursuant to which Provident granted an option to Knightwall to purchase an additional 5% working interest in the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The option is exercisable by Knightwall until expiry on March 31, 2011. Upon the grant of the option, Knightwall provided a $100,000 (paid) non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. On March 15, 2011, Knightwall exercised the option and paid $1,500,000 to Provident on April 5, 2011. Refer to Notes 7(a) and 9(a).

NOTE 4: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. On April 17, 2010, Arkanova paid interest of $33,000 to the note holder and extended the maturity date to July 17, 2010. On July 17, 2010, Arkanova repaid principal amount of $30,000 and interest of $8,250 and extended the maturity date to October 17, 2010.On October 17, 2010, Arkanova paid interest of $7,500 to the note holder and extended the maturity date to January 17, 2011. On January 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova further extended the maturity date to July 17, 2011. Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after July 17, 2011 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 17, 2011 without penalty. In the event that Arkanova completes a subsequent debt or equity financing of $5,000,000 or more prior to July 17, 2011, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

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

As further consideration for this new loan, Arkanova issued the note holder 821,918 common shares with a fair value of $240,000 during the fiscal year ended September 30, 2010. On October 26, 2010, Arkanova issued an additional 878,049 common shares with a fair value of $240,000 (refer to Note 5(c)). Arkanova evaluated the application of ASC 470-50and ASC 470-60 by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and was expensed as a loss on extinguishment of debt during the quarter ended December 31, 2009.

NOTE 5: COMMON STOCK

Common stock

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

During the six months ended March 31, 2011, Arkanova granted 1,725,000 stock options, exercisable at $0.25 per share and expire on October 8, 2015. The weighted average grant date fair value of stock options granted during the six months ended March 31, 2011 was $0.25.

During the six months ended March 31, 2011, 75,000 of stock options were exercised. During the six months ended March 31, 2011 and 2010, Arkanova recorded stock-based compensation of $401,325 and $266,935, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$
Outstanding, September 30, 2010	3,303,333	0.38	3.27
Granted	1,725,000	0.25
Exercised	(75,000)	0.25
Outstanding, March 31, 2011	4,953,333	0.33	3.36	256,167
Exercisable, March 31, 2011	4,953,333	0.33	3.36	256,167

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Six months
ended
March 31,
2011

Expected dividend yield	0.00%
Expected volatility	214%
Expected life (in years)	2.50
Risk-free interest rate	0.45%

A summary of the status of the Company’s non-vested stock options as of March 31, 2011, and changes during the six month period ended March 31, 2011, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$

Non-vested at September 30, 2010	125,000	0.28

Granted	1,725,000	0.23
Vested	(1,850,000)	0.23

Non-vested at March 31, 2011	–	–

At March 31, 2011, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $256,167 intrinsic value associated with the outstanding options at March 31, 2011.

NOTE 6: DERIVATIVE INSTRUMENTS

In June 2008, the FASB ratified ASC 815-15, Derivatives and Hedging – Embedded Derivatives (“ASC 815-15”). ASC 815-15, specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. ASC 815-15 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the ASC 815-15 scope exception. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. ASC 815-15 is effective for the first annual reporting period beginning after December 15, 2008 and early adoption is prohibited.

The impact of ASC 815-15 for the period ending March 31, 2011 resulted in a decrease in the derivative liability of $1,135 with a corresponding income of $1,135 on derivative instruments. The fair value of the derivative liability was $52,531 at March 31, 2011.

The fair values of the warrants on March 31, 2011 and September 30, 2010 were estimated using the following assumptions:

	March 31, 2011	September 30, 2010
Expected volatility	177%	214%
Expected term	2.00 years	2.50 years
Risk free rate	0.80%	0.64%
Expected dividends	–	–
Fair value	$52,531	$53,666

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of March 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Liabilities:
Derivative Liabilities	$–	$–	$52,531	$52,531

Total liabilities measured at fair value	$–	$–	$52,531	$52,531

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

The Purchase Price is payable in installments, with the initial payment of $1,500,000 being due on or before April 9, 2010 (received), a second payment of $2,000,000 being due on June 8, 2010 (received on July 2, 2010), a third payment of $2,000,000 ($369,365 of which Knightwall is entitled to apply to the payment in full of loan being due on July 8, 2010 (received on August 3, 2010), and the remaining $1,500,000 was paid on November 23, 2010 completing the sale.

On November 22, 2010, Provident entered into an option agreement with Knightwall pursuant to which Provident granted an option to Knightwall to purchase an additional 5% working interest in the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The option is exercisable by Knightwall until expiry on March 31, 2011. Upon the grant of the option, Knightwall provided a $100,000 (paid) non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. On March 15, 2011, Knightwall exercised the option and paid $1,500,000 to Provident on April 5, 2011. Refer to Note 9(a).

(b)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(c)

On October 17, 2010, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to January 17, 2011. On January 17, 2011, Arkanova further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova further extended the maturity date to July 17, 2011. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 4(a) and Note 9(b).

(d)	On December 15, 2010, the Company entered into a lease agreement for a period of six months at the rate of $6,500 per month.

NOTE 8: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Six months	Year ended
	ended March 31,	September 30,
	2011	2010
Asset retirement obligations, beginning of period	$186,902	$–
Revision due to property sales	(57,400)	–
Revisions in estimated liabilities	–	155,316
Abandonment costs	–	–
Accretion expense	7,535	31,586
Asset retirement obligations, end of period	$137,037	$186,902

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

During the six months ended March 31, 2011, the Company reduced the asset retirement obligations by $56,071 due to the sale of 30% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Refer to Note 7(a).

NOTE 9: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Supplemental Disclosures:

Interest paid	$15,000	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$–	$55,310
Cumulative effect of change in accounting principal	$–	$59,546
Shares issued to extinguish liability	$960,000	$–
Asset retirement obligation revision	$57,400	$–

NOTE 10: SUBSEQUENT EVENTS

Pursuant to ASC 855, we have evaluated all events or transactions that occurred through the date of issuance of the unaudited consolidated financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below.

(a)

On April 5, 2011, Provident received a payment of $1,500,000 from Knightwall upon the exercise of the option to acquire an additional 5% working interest in the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Refer to Note 7(a).

(b)

On April 17, 2011, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to July 17, 2011. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 4(a).

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

Results of Operations for the Three and Six Months Ended March 31, 2011

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended March 31, 2011 which are included herein:

	Three Months		Three Months	Six Months	Six Months
	Ended		Ended	Ended	Ended
	March 31, 2011		March 31, 2010	March 31, 2011	March 31, 2010

Revenue	$377,151		$269,076	$641,950	$570,927
Expenses	$(933,862)		$(706,264)	$(2,462,388)	$(1,998,592)
Net Loss	$(722,845)	$	$(646,825)	$(2,181,562)	$(2,328,002)

Revenues

During the three months ended March 31, 2011, we generated $377,151 in revenue as compared to revenues of $269,076 during the three months ended March 31, 2010. During the six months ended March 31, 2011, we generated $641,950 in revenue as compared to revenue of $570,927 during the six months ended March 31, 2010. The increase in revenues during the three and six months ended March 31, 2011 is a result of increasing oil prices and increased oil production. The revenue during the three months and six months ended March 31, 2011 was expected to have been greater if it was not for our main battery being shut down for a total of 29 days for renovation. Our main battery is now fully operational and in good working condition.

Expenses

Expenses increased during the three months ended March 31, 2011 to $933,862 as compared to $706,264 during the three months ended March 31, 2010. The increase is largely as a result of increased general and administrative expenses which were $402,709 for the three months ended March 31, 2011 and $370,529 for the three months ended March 31, 2010. The main components of our general and administrative expenses during the three months ended March 31, 2011 included employment compensation expenses of $163,777, stock based compensation of $4,299, professional and audit fees of $56,813, and other general and administrative expenses of $177,820. The three months ended March 31, 2011 also resulted in oil and gas production costs of $461,613 and depletion expenses of $66,435, as compared to oil and gas production costs of $333,791 and depletion expenses of $1,944 for the three months ended March 31, 2010.

Expenses substantially increased during the six months ended March 31, 2011 to $2,462,388 as compared to $1,998,592 during the six months ended March 31, 2010. The increase is largely as a result of increased general and administrative expenses which were $1,226,126 for the six months ended March 31, 2011 and $1,248,732 for the six months ended March 31, 2010. The main components of our general and administrative expenses during the six months ended March 31, 2011 included employment compensation expenses of $408,299, stock based compensation of $401,325, professional and audit fees of $100,553, and other general and administrative expenses of $315,949. The six months ended March 31, 2011 also resulted in oil and gas production costs of $1,124,073 and depletion expenses of $104,654, as compared to oil and gas production costs of $746,080 and depletion expenses of $3,780 for the six months ended March 31, 2010. The increase is mainly because of our continuing commitment to upgrade, renovate, reactivate wells and construct the necessary facilities to increase production and revenues.

Interest Expense

Interest expense decreased during the six months ended March 31, 2011 to $375,759 as compared to $403,191 during the six months ended March 31, 2010.

Loss on extinguishment of debt

During the six months ended March 31, 2011, we did not incur any loss due to the early extinguishment of debt as compared to $480,000 during the six months ended March 31, 2010.

Liquidity and Capital Resources

Working Capital

	At March 31,	At September 30,
	2011	2010
Current assets	$344,482	$2,112,024
Current liabilities	$13,339,906	$15,273,674
Working capital (deficiency)	$(12,995,424)	$(13,161,650)

We had cash and cash equivalents of $nil and a working capital deficiency of $12,995,424 as at March 31, 2011 compared to cash and cash equivalents of $1,656,634 and a working capital deficiency of $13,161,650 as of September 30, 2010. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $3,700,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period
	$
Exploration & Operating Costs
Drilling Costs		$5,000,000
Employee and Consultant Compensation		$900,000
Professional Fees		$300,000
General and Administrative Expenses		$500,000
Total		$6,700,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $6,700,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Lease Acquisition Costs

We have recorded or paid for 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas that we intended to acquire. We anticipate approximately $5,600,000 to be the amount to acquire the balance of this acreage during the next twelve month period. It remains uncertain that we will acquire the remainder of this acreage. The decision to purchase the Arkansas acreage was made by prior management.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $5,000,000 during the next twelve months, which will include drilling and, if warranted, completion costs for one horizontal well that has already been drilled to the Bakken. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain the needed funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
January, 2011	Drilled the MAX 1 – 2817 vertical test the Bakken and completed horizontal drill in Cut Bank.
September, 2011	Commence drilling the Cut Bank horizontal well (MAX 2- Bakken or Cut Bank Warrior horizontal well). A possible Alberta Bakken test on our well # 5993

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $900,000. As of September 30, 2010, we had seven employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $190,000. On February 9, 2010, we entered into an executive employment agreement with Lance Nelson to appoint him as field operations manager of our company. Pursuant to the terms of the agreement, we agreed to pay Mr. Nelson an annual salary of $120,000 plus a discretionary performance based bonus as determined by our board of directors. Mr. Nelson replaced Mr. Cook who resigned as our chief operations officer on October 20, 2009 and his executive employment agreement terminated. Mr. Nelson’s employment contract expired on February 9, 2011 and was not renewed. We intend to contract his services when needed.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended, in addition to general legal fees for oil and gas and general corporate matters. We estimate our legal and accounting expenses for the next twelve months to be approximately $300,000.

General and Administrative Expenses

We anticipate spending $500,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Used In Operating Activities

Operating activities used cash of $2,510,128 during the six months ended March 31, 2011 as compared to $1,099,351 during the six months ended March 31, 2010.

Cash from Investing Activities

Investing activities provided cash of $834,481 during the six months ended March 31, 2011 as compared to investing activities using cash of $127,986 during the six months ended March 31, 2010.

Cash from Financing Activities

Financing activities provided cash of $19,013 during the six months ended March 31, 2011 as compared to financing activities providing cash of $1,243,729 during the six months ended March 31, 2010.

Capital Expenditures

As of May 16, 2011, our company did not have any material commitments for capital expenditures.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2010 and period ended March 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Basic and Diluted Net Income (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. We had net losses as of March 31, 2011 and 2010, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

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

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of March 31, 2011, we had properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the three months ended March 31, 2011 and 2010, no impairment was recorded.

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

Concentration of Risk

Our company maintains its cash accounts in a commercial bank located in Texas, United States. Our company’s cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at March 31, 2011, we have not engaged in any transactions that would be considered derivative instruments on hedging activities.

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

Recent Accounting Pronouncements

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include non-traditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10- K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The adoption of this accounting policy did not have a material impact on our company’s financial statements.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $29,292,014 as at March 31, 2011. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of March 31, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2011 and concluded that that there was a material weakness in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

As of March 31, 2011, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

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
Dated: May 16, 2011

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: May 16, 2011