Form 10-Q
period 2011-06-30
ARKANOVA ENERGY CORP.
filed 2011-08-15
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-51612

_______________________________________
(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

305 Camp Craft Road, Suite 525, Austin, TX 78746
(Address of principal executive offices) (Zip Code)

512.222.0975
(Registrant’s telephone number, including area code)

2441 High Timbers Drive, Suite 120 The Woodlands, Texas 77380
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
Yes [X]  No [ ]

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

43,309,367 shares of common stock issued and outstanding as at August 8, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the nine months ended June 30, 2011 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2011	2010

ASSETS
Cash and cash equivalents	$1,117,017	$1,656,634
Oil and gas receivables, net of allowance of $nil	141,819	60,183
Prepaid expenses and other	49,304	348,826
Other receivables, net of allowance of $nil and $103,000	–	46,381
Total current assets	1,308,140	2,112,024
Property and equipment, net of accumulated depreciation of $142,717 and $80,216	346,762	369,586
Oil and gas properties, full cost method
Evaluated, net of accumulated depreciation of $15,909,050 and $15,786,820	737,162	2,222,570
Other Assets	97,000	97,000
Total assets	$2,489,064	$4,801,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$498,646	$1,893,769
Accrued liabilities	556,749	739,482
Due to related party	–	794
Notes payable	12,341,754	12,585,963
Derivative liability	45,820	53,666
Total short term liabilities	13,442,969	15,273,674
Loans payable	21,947	50,250
Asset retirement obligations	130,232	186,902
Total liabilities	13,595,148	15,510,826

Contingencies and commitments
Stockholders’ Deficit Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 43,309,367 (September 30, 2010 – 39,722,168) shares issued and outstanding	43,309	39,722
Additional paid-in capital	17,737,572	16,361,084
Retained deficit	(28,886,965)	(27,110,452)
Total stockholders’ deficit	(11,106,084)	(10,709,646)
Total liabilities and stockholders’ deficit	$2,489,064	$4,801,180

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenue
Oil and gas sales	$347,081	$257,954	$989,031	$828,881
Total revenue	347,081	257,954	989,031	828,881

Expenses
General and administrative expenses	375,997	494,113	1,602,123	1,441,689
Oil and gas production costs	379,270	458,963	1,503,343	1,505,043
Accretion expenses	961	–	8,496	–
Depletion	(17,576)	1,453	122,230	5,233
Operating loss	(426,723)	(696,575)	(2,247,161)	(2,123,084)
Other income (expenses)
Operator income	15,750	–	29,250	–
Interest expense	(186,600)	(196,530)	(562,359)	(600,877)
Interest income	–	–	–	1,021
Loss on extinguishment of debt	–	–	–	(291,000)
Gain on derivative liability	6,711	51,711	7,846	33,544
Gain on sale of oil & gas properties	995,911	–	995,911	–
Net income (loss)	$405,049	$(841,394)	$(1,776,513)	$(2,980,396)
Earnings (loss) per share – basic and diluted (Note 4)	$0.01	$(0.02)	$(0.04)	$(0.08)
Basic weighted average common shares outstanding	43,309,000	38,429,000	42,969,000	37,817,000
Diluted weighted average common shares outstanding	43,863,000	38,429,000	42,969,000	37,817,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2011	2010

Operating Activities
Net loss	$(1,776,513)	$(2,980,396)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	8,496	–
Depreciation	60,714	55,778
Depletion	122,230	5,233
Loss on extinguishment of debt	–	291,000
(Gain) on derivative liability	(7,846)	(33,544)
Gain on sale of oil and gas property	(995,911)	–
Stock-based compensation	401,325	292,731

Changes in operating assets and liabilities:
Prepaid expenses	299,522	(96,786)
Oil and gas receivables	(35,255)	4,872
Accounts payable and accrued liabilities	(1,395,123)	(39,109)
Accrued interest	537,267	522,274
Due to related parties	(794)	(109,309)

Net Cash Used in Operating Activities	(2,781,888)	(2,087,256)

Investing Activities

Deposit received on sale of oil and gas properties	–	1,500,000
Purchase of equipment	(37,890)	(128,833)
Purchase of pipeline	–	(80,607)
Proceeds on sale of oil and gas property	3,100,000	–
Oil and gas property expenditures	(806,077)	(47,876)

Net Cash Provided by Investing Activities	2,256,033	1,242,684

Financing Activities

Principal payments on debt	(32,512)	–
Proceeds from issuance of promissory notes	–	1,168,729
Proceeds from exercise of stock options	18,750	105,000

Net Cash Provided by (Used in) Financing Activities	(13,762)	1,273,729

Net Change in Cash	(539,617)	429,157

Cash and cash equivalents – beginning of period	1,656,634	11,022

Cash and cash equivalents – end of period	$1,117,017	$440,179

Supplemental Cash Flow and Other Disclosures (Note 10)

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova”, “we”, “our” or the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2010. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2010 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $28,886,965 since inception and has a negative working capital of $12,134,829 at June 30, 2011. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

During the period ended June 30, 2011, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at June 30, 2011 was $737,162 (September 30, 2010 - $2,222,570).

(a)

On April 9, 2010, Arkanova’s subsidiary, Provident, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. (“Knightwall”). Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000 (received). The $5,500,000 received prior to September 30, 2010 was applied against the full cost pool as of September 30, 2010. The $1,500,000 received during the nine months ended June 30, 2011, was applied against the full cost pool.

(b)

On November 22, 2010, Provident entered into an option agreement with Knightwall pursuant to which Provident granted an option to Knightwall to purchase an additional 5% working interest in the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The option is exercisable by Knightwall until expiry on March 31, 2011. Upon the grant of the option, Knightwall provided a $100,000 (paid) non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. On March 15, 2011, Knightwall exercised the option and paid $1,500,000 to Provident on April 5, 2011. The proceeds of $1,500,000 were applied against the full cost pool resulting in a gain on sale of oil and gas properties in the amount of $995,911. Refer to Note 8(a) and Note 9.

NOTE 4: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

		For the Three Months Ended June 30,
		2011			2010
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$405,409	43,309,000	$0.01	$(841,394)	38,429,000	$(0.02)
Effective of Dilutive Securities:
Stock options and other	-	554,000	-	-	-	-

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$405,409	43,863,000	$0.01	$(841,394)	38,429,000	$(0.02)

		For the Nine Months Ended June 30,
		2011			2010
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(1,776,513)	42,969,000	$(0.04)	$(2,980,396)	37,817,000	$(0.08)
Effective of Dilutive Securities:
Stock options and other	-	-	-	-	-	-
Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(1,776,513)	42,969,000	$(0.04)	$(2,980,396)	37,817,000	$(0.08)

NOTE 5: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. On April 17, 2010, Arkanova paid interest of $33,000 to the note holder and extended the maturity date to July 17, 2010. On July 17, 2010, Arkanova repaid principal amount of $30,000 and interest of $8,250 and extended the maturity date to October 17, 2010.On October 17, 2010, Arkanova paid interest of $7,500 to the note holder and extended the maturity date to January 17, 2011. On January 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to July 17, 2011.

Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after July 17, 2011 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to July 17, 2011 without penalty. In the event that Arkanova completes a subsequent debt or equity financing of $5,000,000 or more prior to July 17, 2011, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower. Subsequently, the Company is negotiating a further extension.

(b)

On October 1, 2009, our subsidiary borrowed $1,168,729 and consolidated its outstanding promissory note balances into one promissory note in the principal amount for $12,000,000. The loan also adds accrued interest of $818,771 to this principal amount. The note bears interest at 6% per annum, is due on September 30, 2011, and is secured by our guarantee and also a pledge of our wholly owned subsidiary, Provident. Interest is payable 10 days after maturity in our common shares. The number of shares payable will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matures. On October 22, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. (Refer to Note 6(b)).

As further consideration for this new loan, Arkanova issued the note holder 821,918 common shares with a fair value of $240,000 during the fiscal year ended September 30, 2010. On October 26, 2010, Arkanova issued an additional 878,049 common shares with a fair value of $240,000 (refer to Note 6(c)). Arkanova evaluated the application of ASC 470-50 and ASC 470-60 by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and is expensed as a loss on extinguishment of debt during the quarter ended December 31, 2009.

NOTE 6: COMMON STOCK

Common stocks

a)

On October 22, 2010, Arkanova issued 75,000 common shares upon the exercise of 75,000 stock options by one of the employees at an exercise price of $0.25 per common share for gross proceeds of $18,750.

b)

On October 26, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. Refer to Note 5(b).

c)	On October 26, 2010, Arkanova issued 878,049 shares of common stock to Aton Select Funds Limited as further consideration for loan obtained from Aton Select Funds Limited. Refer to Note 5(b).

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

During the nine months ended June 30, 2011, Arkanova granted 1,725,000 stock options, exercisable at $0.25 per share and expire on October 8, 2015. The weighted average grant date fair value of stock options granted during the nine months ended June 30, 2011 was $0.23.

During the nine months ended June 30, 2011, 75,000 of stock options were exercised. During the nine months ended June 30, 2011 and 2010, Arkanova recorded stock-based compensation of $401,325 and $292,731, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2010	3,303,333	0.38	3.27
Granted	1,725,000	0.25
Exercised	(75,000)	0.25
Outstanding, June 30, 2011	4,953,333	0.33	3.11	256,167
Exercisable, June 30, 2011	4,953,333	0.33	3.11	256,167

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Nine months
ended
June 30,
2011

Expected dividend yield	0.00%

Expected volatility	214%
Expected life (in years)	2.50
Risk-free interest rate	0.45%

A summary of the status of the Company’s non-vested stock options as of June 30, 2011, and changes during the nine month period ended June 30, 2011, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$

Non-vested at September 30, 2010	125,000	0.28

Granted	1,725,000	0.23
Vested	(1,850,000)	0.23

Non-vested at June 30, 2011	–	–

At June 30, 2011, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $256,167 intrinsic value associated with the outstanding options at June 30, 2011.

NOTE 7: DERIVATIVE INSTRUMENTS

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

The impact of ASC 815-15 for the period ending June 30, 2011 resulted in a increase in the derivative liability of $7,846 with a corresponding income of $7,846 on derivative instruments. The fair value of the derivative liability was $45,820 at June 30, 2011.

The fair values of the warrants on June 30, 2011 and September 30, 2010 were estimated using the following assumptions:

	June 30, 2011	September 30, 2010
Expected volatility	165%	214%
Expected term	1.75 years	2.50 years
Risk free rate	0.80%	0.64%
Expected dividends	–	–
Fair value	$45,820	$53,666

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of June 30, 2011 as follows:

Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Liabilities:
Derivative Liabilities	$–	$–	$45,820	$45,820

Total liabilities measured at fair value	$–	$–	$45,820	$45,820

NOTE 8: COMMITMENTS

See Note 5.

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

(b)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(c)

On October 17, 2010, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to January 17, 2011. On January 17, 2011, Arkanova further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova further extended the maturity date to July 17, 2011. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 5(a).

(d)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,979 per month over the term of the lease.

NOTE 9: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Nine months
	Ended	Year ended
	June 30,	September 30,
	2011	2010

Asset retirement obligations, beginning of period	$186,902	$–
Revision due to property sales	(65,166)	–
Revisions in estimated liabilities	–	155,316
Abandonment costs	–	–
Accretion expense	8,496	31,586

Asset retirement obligations, end of period	$130,232	$186,902

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

During the nine months ended June 30, 2011, the Company reduced the asset retirement obligations by $65,166 due to the sale of 35% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Refer to Note 8(a).

NOTE 10: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Supplemental Disclosures:

Interest paid	$22,500	$33,000
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$–	$106,927
Cumulative effect of change in accounting principal	$–	$25,915
Shares issued to extinguish liability	$960,000	$–
Asset retirement obligation revision	$65,166	$–

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

Results of Operations for the Three and Nine Months Ended June 30, 2011

The following summary of our results of operations should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended June 30, 2011 which are included herein:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$347,081	$257,954	$989,031	$828,881
Expenses	$773,804	$954,529	$3,236,192	$2,951,965
Operating Loss	$(426,723)	$(696,575)	$(2,247,161)	$(2,123,084)
Operator Income	$15,750	$-	$29,250	$-
Interest Expense	$(186,600)	$(196,350)	$(562,359)	$(600,877)
Interest Income	$-	$-	$-	$1,021
Loss on extinguishment of debt	$-	$-	$-	$(291,000)
Gain on derivative liability	$6,711	$51,711	$7,846	$33,544
Gain on sale of oil & gas properties	$995,911	$-	$995,911	$-
Net Loss	$405,049	$(841,394)	$(1,776,513)	$(2,980,396)

Revenues

During the three months ended June 30, 2011, we generated $347,081 in revenue from oil and gas sales as compared to revenue of $257,954 during the three months ended June 30, 2010. During the nine months ended June 30, 2011, we generated $989,031 in revenue from oil and gas sales as compared to revenue of $828,881 during the nine months ended June 30, 2010. The increased revenue during the three and nine months ended June 30, 2011 is a result of increasing oil prices and increased oil production.

Expenses

Expenses decreased during the three months ended June 30, 2011 to $773,804 as compared to $954,709 during the three months ended June 30, 2010. The decrease is largely as a result of decreased general and administrative expenses and decreased oil and gas production costs. There was oil and gas production costs of $379,270, depletion expenses of $17,576 and accretion costs of $961 for the three months ended June 30, 2011 compared to oil and gas production costs of $458,963, depletion expenses of $1,453 and accretion costs of $nil for the three months ended June 30, 2010. The main components of our general and administrative expenses during the three months ended June 30, 2011 included employment compensation expenses of $193,584, professional and audit fees of $14,749, and other general and administrative expenses of $167,664.

Expenses increased during the nine months ended June 30, 2011 to $3,236,192 as compared to $2,951,965 during the nine months ended June 30, 2010. The increase is largely as a result of increased general and administrative expenses and increased depletion expense. The main components of our general and administrative expenses during the nine months ended June 30, 2011 included employment compensation expenses of $601,883, stock based compensation of $401,325, professional and audit fees of $115,303, and other general and administrative expenses of $483,612. The nine months ended June 30, 2011 also resulted in oil and gas production costs of $1,503,343, depletion expenses of $122,230 and accretion expenses of $8,496, as compared to oil and gas production costs of $1,505,043, depletion expenses of $5,233 and accretion expenses of $nil for the nine months ended June 30, 2010.

Liquidity and Capital Resources

Working Capital

	At June 30,	At September 30,
	2011	2010
	(unaudited)	(audited)
Current assets	$1,308,140	$2,112,024
Current liabilities	13,442,969	15,273,674
Working capital deficiency	$(12,134,829)	$(13,161,650)

We had cash and cash equivalents of $1,117,017 and a working capital deficiency of $12,134,829 as at June 30, 2011 compared to cash and cash equivalents of $1,656,634 and a working capital deficiency of $13,161,650 as at September 30, 2010. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $11,200,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period

Exploration & Operating Costs
Drilling Costs	$8,000,000
Recompletion Costs 10 wells	$1,500,000
Employee and Consultant Compensation	$900,000
Professional Fees	$200,000
General and Administrative Expenses	$600,000
Total	$11,200,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $11,200,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $9,500,000 during the next twelve months, which will include drilling and, if warranted, completion costs for one horizontal well that has already been drilled to the Bakken. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain the needed funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
August, 2011	Complete fracturing of 3 vertical wells and one horizontal well.
June, 2012	Drill a horizontal Cut Bank well.
August, 2012	Drill a horizontal Alberta Bakken well.
June - Sept, 2012	Recomplete 10 Cut Bank wells.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $200,000 . As of August 10, 2011, we had 7 employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek, our Chief Executive Officer, an annual salary of $240,000, Mr. Denny, our Chief Financial Officer, an annual salary of $190,000.

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

General and Administrative Expenses

We anticipate spending $600,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Used In Operating Activities

Operating activities used cash of $2,781,888 during the nine months ended June 30, 2011 as compared to $2,087,256 during the nine months ended June 30, 2010.

Cash from Investing Activities

Investing activities provided cash of $2,256,033 during the nine months ended June 30, 2011 as compared to investing activities providing cash of $1,242,684 during the nine months ended June 30, 2010.

Cash from Financing Activities

Cash used in financing activities of $13,762 during the nine months ended June 30, 2011 as compared to financing activities providing cash of $1,273,729 during the nine months ended June 30, 2010.

Capital Expenditures

As of August 10, 2011, our company did not have any material commitments for capital expenditures.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2010 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Basic and Diluted Net Income (Loss) Per Share

Our company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. We had net losses as of June 30, 2011 and 2010, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

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

Oil and Gas Properties

Our company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, our company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of June 30, 2011, we had properties with proven reserves. When our company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Our company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment our company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the three months ended June 30, 2011 and 2010, no impairment was recorded.

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

Concentration of Risk

Our company maintains its cash accounts in a commercial bank located in Texas, United States. Our company’s cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at June 30, 2011, we have not engaged in any transactions that would be considered derivative instruments on hedging activities.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2011 and 2010, we have no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The impact of ASC 815-15 for the period ending June 30, 2011 resulted in a increase in the derivative liability of $7,846 with a corresponding income of $7,846 on derivative instruments. The fair value of the derivative liability was $45,820 at June 30, 2011.

The fair values of the warrants on June 30, 2011 and September 30, 2010 were estimated using the following assumptions:

	June 30, 2011	September 30, 2010
Expected volatility	165%	214%
Expected term	1.75 years	2.50 years
Risk free rate	0.80%	0.64%
Expected dividends	–	–
Fair value	$45,820	$53,666

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $28,886,965 as at June 30, 2011. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Under the terms of our Acquisition and Development Agreement, as modified by an agreement dated May 21, 2007, we will have to pay approximately an additional $5,600,000 to acquire the remainder of the acreage which we have committed to acquire, unless we elect to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we are required to drill five additional wells within 24 months, from the date upon which Arkanova Delaware makes the last of the lease bonus payments as required in the agreement. We do not anticipate paying the final lease payment until the balance of the leases is delivered which at this time is not known when this may occur. We expect that the total cost of these wells, together with a seismic program, will require approximately $5,600,000 in additional capital. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain these funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us. In addition, while we anticipate that David Griffin will be able to deliver the mineral rights for all 50,000 acres which we have contracted for, we have no guarantee that he will be able to do so. We are also evaluating the possible sale and expiration of said leases in order to concentrate our resources on the producing Montana property.

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

Our management evaluated our disclosure controls and procedures as of June 30, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of June 30, 2011 and concluded that that there was a material weakness in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Our articles of incorporation, as amended, authorize the issuance of up to 1,000,000,000 shares of common stock with a par value of $0.001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

As of June 30, 2011, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

After conducting an evaluation under the Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our company determined that our internal control over financial reporting was not effective as of September 30, 2011 due to three material weaknesses that were indentified in our annual report on Form 10-K for the fiscal year ended September 30, 2010. During the quarter ended December 31, 2011, we rectified the following two material weaknesses: (i) lack of accounting staff with sufficient U.S. GAAP expertise; and (ii) significant audit adjustments discovered by our independent registered public accounting firm. With respect to the first material weakness, we have increased the frequency of review and the services provided by an outside accounting firm with certified public accountant members. With respect to the second material weakness, there were no material adjustments identified from our independent public accounting firm for the period ended June 30, 2011 and our company has implemented additional procedures to reduce the potential for future adjustments that may be a result of accounting errors. However, due to the small size of our company and our limited personnel, we continue to have insufficient segregation of duties in our finance and accounting function. Our company anticipates hiring additional personnel to segregate such duties when operations warrant.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(3)	Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)

3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)

(4)	Instrument Defining the Rights of Holders

4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

(10)	Material Contracts

10.1	10% Promissory Note dated July 14, 2008 issued by our company to Aton Select Fund Limited in the principal amount of $375,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008)

10.2	Stock Purchase Agreement dated August 21, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2008)

10.3	Form of Note Purchase Agreement dated September 3, 2008 between our company and an unaffiliated lender (incorporated by reference from our Current Report on Form 8-K/A filed on December 10, 2008)

10.4	First Amendment to Stock Purchase Agreement dated October 3, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 6, 2008)

10.5	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)

10.6	Employment Agreement dated October 18, 2008 between our company and Reginald Denny (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.7	Employment Agreement dated October 18, 2008 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)

10.8	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.9	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.10	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.11	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)

10.12	Loan Consolidation Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.14	Note Purchase Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.15	Promissory Note dated October 1, 2009, of Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.16	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.17	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.18	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.19	Purchase and Sale Agreement dated April 9, 2010, by and between Provident Energy Associates of Montana, LLC, as Seller, and Knightwall Invest, Inc., as Buyer (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010)

10.20	Executive Employment Agreement dated July 17, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2010)

10.21	Executive Employment Agreement dated July 17, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2010)

10.22	Note Purchase Agreement dated as of the 17th day of July, 2010, between our company and Global Project Finance AG (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 13, 2010)

10.23	Stock Option Agreement dated October 8, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)

10.24	Stock Option Agreement dated October 8, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)

10.25	Stock Option Agreement dated October 8, 2010 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)

10.26	Option Agreement dated November 22, 2010 between Provident Energy Associates of Montana, LLC and Knightwall Invest, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2010)

(21)	Subsidiaries

21.1	Arkanova Development LLC (Nevada Limited Liability Company)

Arkanova Acquisition Corporation (Delaware)

Prism Corporation (Oklahoma)

Provident Energy of Montana, LLC (Montana Limited Liability Company)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Report of Gustavson Associates dated December 28, 2010 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on January 12, 2011)

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: August 15, 2011

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: August 15, 2011