Form 10-K
period 2011-09-30
ARKANOVA ENERGY CORP.
filed 2011-12-29
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-51612

(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Camp Craft Road, Suite 525, Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 512.222.0975

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
Yes[ x ] No[ ]

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
Yes[ ] No[ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $12,108,484.50 (based on a price of $0.30 per share, being the closing price of the registrant’s stock as of March 31, 2011).

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
46,514,115 shares of common stock as of December 23, 2011.

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

Competition

We are a junior producing oil and gas company and are also engaged in the acquisition of prospective oil and gas properties for exploration and development. We compete with other junior producing companies in addition to significantly larger producers. As we are also engaged in the exploration and development of prospective properties, we also compete with companies for the identification of such properties and the financing necessary to develop such properties.

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

As of December 23, 2011, we have not filed for any permits. However, in the second quarter of fiscal 2012, we intend to make an application and file the necessary permits with the various regulatory agencies in order to drill a second and possibly a third well on our Montana lease to further explore the Bakken type shale and developmental drilling in the lower Cut Bank sand.

Employees

Our company is currently operated by Pierre Mulacek as our president, secretary, treasurer and chief executive officer and Reginald Denny as our chief financial officer. As of December 23, 2011, we had six employees including Pierre Mulacek and Reginald Denny. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring any additional employees in the near future.

Environmental Liabilities

Our business is governed by numerous laws and regulations at various levels of government. These laws and regulations govern the operation and maintenance of our facilities, the discharge of materials into the environment and other environmental protection issues. Such laws and regulations may, among other potential consequences, require that we acquire permits before commencing drilling and restrict the substances that can be released into the environment with drilling and production activities. Under these laws and regulations, we could be liable for personal injury, clean-up costs and other environmental and property damages, as well as administrative, civil and criminal penalties. We have paid $97,000 in security deposits in 2008 in relation to our Montana property to secure the bonding requirements of the Montana Board of Oil & Gas, the Bureau of Indian Affairs and the U.S. Environmental Protection Agency. We do not expect any material changes for these requirements in the next 12 month period and we have not had to make any additional payments.

ITEM 1A. RISK FACTORS

Risks Relating To Our Business And The Oil And Gas Industry

We have a history of losses and this trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $29,178,285 as at September 30, 2011. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

ITEM 2. PROPERTIES.

Executive Offices

Our executive and head offices are located at 305 Camp Craft Road, Suite 525, Austin, TX 78746. We lease the office on a month-to-month basis at a cost of $4,196.04 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

Following the closing, we acquired all of the membership interests of Provident Energy of Montana, LLC (formerly known as Provident Energy Associates of Montana, LLC), which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties (the "Unit"), Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit. The Unit, which covers approximately 9,900 acres, is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 30 wells producing oil from the Unit. Ownership of these leasehold interests granted us the right to develop and produce all of the oil and gas reserves under the Unit.

The funds used to make the acquisition were provided by an unaffiliated lender and, as part of the loan transaction, our subsidiary pledged the shares of Prism it acquired to secure the loan. The terms of the $9,000,000 loan stated that the proceeds were to be used for the acquisition of the Unit, the oil and gas leases comprising same, the fixtures and equipment therewith, all the capital stock of Prism Corporation and for general working capital purposes.

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

On November 22, 2010, Provident entered into an option agreement with Knightwall Invest pursuant to which Provident Energy granted an option to Knightwall Invest to purchase an additional 5% working interest in the Unit. Upon the grant of the option, Knightwall Invest provided our company with a $100,000 non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. On March 15, 2011, Knightwall Invest exercised the option and paid $1,500,000 to Provident on April 5, 2011. The proceeds of $1,500,000 were applied against the full cost pool resulting in a gain on sale of oil and gas properties in the amount of $1,438,396. Knightwall Invest currently holds a 35% working interest in the Unit.

On October 21, 2011, our subsidiary entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited which were effective as of October 1, 2011, and pursuant to which Aton agreed to (i) convert $6,000,000.00 of the remaining principal balance of the Promissory Note that our subsidiary issued to Aton on October 1, 2009 (the “2009 Note”) into a ten percent (10%) working interest in the oil and gas leases comprising our company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, (ii) loan our subsidiary an additional $1,000,000.00 (the “Additional Loan Amount”), (iii) consolidate the remaining post-conversion outstanding principal balance under the 2009 Note and the Additional Loan Amount into one new promissory note in the principal amount of $7,000,000.00 (the “2011 Note”).

The 2011 Note bears interest at the rate of 6% per annum, is due and payable on September 30, 2012, and, as was the case with the 2009 Note, is secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2011 Note is payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2011 Note will be determined by dividing $420,000 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2011 Note matures. Our subsidiary’s obligations under the 2011 Note are guaranteed by our company pursuant to a Guaranty Agreement dated as of October 1, 2011.

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $78.22/barrel and $70.42/barrel for liquids for September 30, 2011 and 2010. Future operating expenses and development costs are computed primarily by our company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing our company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

A report of Gustavson Associates dated December 28, 2010 on our Montana Properties was attached as Exhibit 99.1 to our annual report on Form 10-K filed on January 12, 2011 and an updated report of Gustavson Associates dated December 16, 2011 on our Montana Properties is attached as Exhibit 99.2 to this annual report.

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2011	2010

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	155,713	277,886
Revisions of previous estimates	(9,138)	(107,126)
Production	(15,829)	(15,047)

Balance end of the year	130,746	155,713

Standardized Measure of Discounted Future Net Cash Flow

September 30,
2011
Future cash inflows	$9,474,984
Future production and development costs	(4,635,163)
Future income tax expenses	(1,693,937)
Future net cash flows	3,145,884
10% annual discount for estimated timing of cash flows	(1,265,820)
Standardized measure of discounted future net cash flows	$1,880,064

Production

During the year ended September 30, 2011, the average net sales price per barrel of oil received by contract was $79.58. The average net production cost was $35.82 per barrel. The high cost of production was due to upgrading flow lines, facilities, batterys, and well bores as the property was not maintained for several years. We are currently producing approximately 2,000 to 2,500 barrels per month and intend to eventually increase this production to over 4,000 barrels per month when the Max 1 horizontal well begins producing in late December or in the second quarter of 2012.

Productive Wells and Acreage

As of December 23, 2011, there were 82 oil wells on the lease of which 30 are now oil producing. This has increased from 12 wells that were producing in October 2008 at the time we acquired the property interests.

Undeveloped Acreage

All of the 9,900 acres on the Montana unit are considered to be developed and developmental acreage. Provident Energy, our wholly owned subsidiary, is currently working with Schlumberger to develop infield vertical and horizontal drilling locations. We believe that the property has 80 acre spacing with the potential for 40 acre to 20 acre spacing allowing for a minimum of 80 infield drilling locations. We believe that the property also has the potential for 30 Bakken type horizontal wells based on 320 acre spacing.

Drilling Activity

On August 12, 2011, we announced that Provident Energy of Montana, LLC successfully finished the completion of the six stage perf and frac of the Tribal-Max 1-2817; the first successful horizontal well drilled in the Cut Bank Sand formation. In addition the company also recompleted three existing vertical wells within the Two Medicine Cut Bank Sand Unit (TMCBSU).

The Tribal-Max 1-2817 as of December 23, 2011 was still flowing back at a high rate and pressure. Completion of the Tribal-Max 1-2817 included a six stage frac consisting of approximately 12,410 barrels of stimulation fluid and 474,981 pounds of sand. Three other wells within the field were also stimulated, achieving near to or exceeded design parameters.

Present Activities

As of December 23, 2011, we are continuing our efforts to bring more producing wells on line through recompletion and reactivation of existing wells to more than 40 in 2012.

Delivery Commitments

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the unit unless either party give 30 days advance written notice to terminate the agreement.

Internal Controls Over Reserves Estimates

Estimates of proved reserves at September 30, 2011 and 2010 were prepared by Gustavson Associates, LLC, our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers, geologists, economists, and appraisers and prepared the estimate of reserves in accordance with the US Securities and Exchange Commission’s definitions and guidelines. Gustavson Associates, LLC, holds neither direct nor indirect financial interest in the subject properties, in Provident Energy of Montana, LLC, or in any other affiliated companies. Our independent engineering firm reports jointly to the board of directors and to our President and Chief Executive Officer: Pierre Mulacek. For information regarding the experience and qualifications of the members of our board of directors and our President, please see Item 10. Directors, Executive Officers and Corporate Governance.

Arkansas Properties

Pursuant to the terms of an oil and gas lease acquisition and development agreement dated July 24, 2006, we acquired or are in the process of acquiring, leases of mineral rights in approximately 50,000 acres of prospective oil and gas lands located in Phillips and Monroe Counties, Arkansas.

Leases for the leased lands have a term of five years which will run from the date on which we make the last of the lease bonus payments under the acquisition and development agreement. Upon filing of the leases, we will own a 100% working interest in the leased lands. We are paying acquisition costs of $300 per acre. As of September 30, 2011, the vendor had presented us with leases covering approximately 45,482 acres and we had cleared title on and accepted leases covering approximately 17,936 acres. We are required under the acquisition and development agreement to drill and complete at least six wells over a period of two years, beginning within six months of the date of acceptance by us of the last of the oil and gas leases. After we have purchased 38,400 acres and drilled the required wells, the royalty percentage in the oil and gas leases for all of the acreage in excess of the 38,400 acres, will decrease to 15%, giving us an 85% net revenue interest. On May 21, 2007, we entered into an agreement pursuant to which we can, at our option, issue shares of our common stock at a price of $1.25 per share to settle remaining lease payments due under this agreement.

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

Undeveloped Acreage

All of the Arkansas acreage is undeveloped. All leases have terms of 5 years, the oldest being November 2006. Management is considering allowing for the sale and or expiration of the Arkansas leases because of the costs of exploration and development in undeveloped acreage, natural gas prices being uneconomical, the depth of the possible play and any funding could be better utilized in our producing area of Montana.

Drilling Activity

Management does not plan to focus on the exploration and development of our property interests in the Phillips and Monroe Counties, Arkansas. The first well, the DB Griffin #1-33, was drilled to a total depth of 7,732 feet on November 29, 2007 and has been evaluated and it is management’s decision to suspend further activity at this time. It is not our intent to re-enter and drill the Griffin 1-33 to the Devonian in 2011, unless we perform a seismic and it warrants re-entry and resources available to do so. The well was plugged and abandoned in May 2011.

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

Undeveloped Acreage

Management is planning to farm out this prospect in 2012 if commercially productive. We are also considering the sale of this property.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “AKVA”. The following quotations obtained from the OTC Bulletin Board reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
September 30, 2011	$0.30	$0.15
June 30, 2011	$0.25	$0.00
March 31, 2011	$0.35	$0.00
December 31, 2010	$0.35	$0.17
September 30, 2010	$0.27	$0.10
June 30, 2010	$0.37	$0.03
March 31, 2010	$0.45	$0.25

OTC Bulletin Board
Quarter Ended	High	Low
December 31, 2009	$0.40	$0.16

On December 23, 2011, the closing price of our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.11.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 4045 South Spencer Street, Suite 403, Las Vegas, Nevada (Telephone: (702) 361-3033; Facsimile: (702) 433-1979).

On December 23, 2011, there were 111 registered shareholders of our common stock and 46,514,115 common shares issued and outstanding.

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

The following table provides a summary of the number of stock options granted under the 2008 Amended Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2008 Amended Stock Option Plan, all as at September 30, 2011:

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	4,953,333	$0.33	46,667
Equity compensation plans approved by security holders	Nil	Nil	Nil

Recent Sales of Unregistered Securities

The following information sets forth certain information concerning securities which were sold or issued by us during the last fiscal year ended September 30, 2011 without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

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

On October 11, 2011, we issued 3,204,748 shares of our common stock to Aton Select Funds Limited. We issued the shares relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

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

Results of Operations for the Year Ended September 30, 2011

Year Ended September 30, 2011 Summary

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2011 which are included herein:

	September 30,	September 30,
	2011	2010
Oil and gas sales	$1,278,693	$1,032,983
Expenses	2,616,600	13,827,948
Net Loss	$(2,067,833)	$(13,875,789)

Revenues

During the year ended September 30, 2011, we generated $1,278,693 in oil and gas sales as compared to $1,032,983 in oil and gas sales during the year ended September 30, 2010.

Expenses

Expenses substantially decreased during the year ended September 30, 2011 to $2,616,600 as compared to $13,827,948 during the year ended September 30, 2010. The decrease was primarily due to a gain of $1,438,396 on the sale of oil and gas properties that occurred during the year ended September 30, 2011. General and administrative expenses increased from $1,816,473 during the year ended September 30, 2010 to $1,973,142 during the year ended September 30, 2011, largely the result of a decrease in professional fees of $73,059 offset by an increase in stock based compensation of $91,395 and an increase in employment compensation expenses of $28,580. The main components of our general and administrative expenses during the year ended September 30, 2011 included employment compensation expenses of $784,417, stock based compensation of $401,325, professional and audit fees of $154,807, insurance of $150,701, and other general and administrative expenses of $481,892. The year ended September 30, 2011 also resulted in oil and gas production costs of $1,744,289, depletion expenses of $327,312 and $nil in impairment of oil and gas properties as compared to $1,814,456 for oil and gas production costs, $362,128 for depletion expenses and $9,802,955 in impairment of oil and gas properties during the year ended September 30, 2010.

Following the closing of the Purchase and Sale Agreement dated April 9, 2010, which was completed on November 23, 2010, with Knightwall Invest, we anticipate that oil and gas production costs, depletion and some general and administrative expenses related to management of our oil and gas interests will decrease by approximately 30%. For more information on the disposition, see subheading “Sale of Subsidiary Interest”.

Liquidity and Capital Resources

Working Capital

	At September 30,	At September 30,
	2011	2010
Current assets	$434,405	$2,112,024
Current liabilities	14,381,088	15,273,674
Working capital (deficiency)	$(13,946,683)	$(13,161,650)

We had cash and cash equivalents of $218,741 and a working capital deficit of $13,946,683 as of September 30, 2011 compared to cash and cash equivalents of $1,656,634 and working capital deficit of $13,161,650 for the year ended September 30, 2010. We anticipate that we will require approximately $6,875,000 for operating expenses during the next twelve months as set out below if we were to continue to pursue Arkansas exploration and development.

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$	Nil
Exploration & Operating Costs
Drilling Costs		$5,375,000
Seismic Costs	$	Nil
Employee and Consultant Compensation		$800,000
Professional Fees		$100,000
General and Administrative Expenses		$600,000
Total		$6,875,000

Only July 17, 2010, our company entered into a Note Purchase Agreement with Global Project Finance AG, pursuant to which Global Project Finance purchased, and our company sold and issued to Global Project Finance, a promissory note in the principal amount of $300,000, bearing interest at a rate of 10.0% per annum with a maturity date occurring at any time after October 17, 2010. This note was renewed on October 17, 2010 for 3 more months to January 17, 2011 at the same interest rate and terms. On January 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to July 17, 2011. On July 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to October 17, 2011. On October 17, 2011, Arkanova paid interest of $7,500 accrued for the period from July 17, 2011 to October 16, 2011 to the note holder and further extended the maturity date to January 17, 2012.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $6,875,000 over the next twelve month period to fund our plan. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the period ended September 30, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

On November 22, 2010, Provident entered into an option agreement with Knightwall Invest pursuant to which Provident Energy granted an option to Knightwall Invest to purchase an additional 5% working interest in the Unit. Upon the grant of the option, Knightwall Invest provided our company with a $100,000 non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. On March 15, 2011, Knightwall Invest exercised the option and paid $1,500,000 to Provident on April 5, 2011. The proceeds of $1,500,000 were applied against the full cost pool resulting in a gain on sale of oil and gas properties in the amount of $1,438,396. Knightwall Invest currently holds a 35% interest in the Unit.

Outstanding Promissory Notes

On October 1, 2009, our subsidiary entered into a Loan Consolidation Agreement to consolidate its outstanding promissory notes. We requested an additional loan in the amount of $1,168,729 to be consolidated into one new promissory note in the principal amount of $12,000,000. Pursuant to the terms and conditions of the agreement, the new loan provided for the consolidation and cancellation of the former notes and the additional loan amount. Interest of $818,771 on the former notes was consolidated to the new principal amount of $12,000,000. The promissory note bears interest at 6% per annum, was due on September 30, 2011, and is secured by a pledge of all of our subsidiary’s interest in its wholly-owned subsidiary, Provident Energy. Interest on the promissory note is payable 10 days after maturity in shares of our company’s common stock. The number of shares payable as interest will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matures.

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

On October 21, 2011, our subsidiary entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited which were effective as of October 1, 2011, and pursuant to which Aton agreed to (i) convert $6,000,000.00 of the remaining principal balance of the Promissory Note that our subsidiary issued to Aton on October 1, 2009 (the “2009 Note”) into a ten percent (10%) working interest in the oil and gas leases comprising our company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, (ii) loan our subsidiary an additional $1,000,000.00 (the “Additional Loan Amount”), (iii) consolidate the remaining post-conversion outstanding principal balance under the 2009 Note and the Additional Loan Amount into one new promissory note in the principal amount of $7,000,000.00 (the “2011 Note”).

The 2011 Note bears interest at the rate of 6% per annum, is due and payable on September 30, 2012, and, as was the case with the 2009 Note, is secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2011 Note is payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2011 Note will be determined by dividing $420,000 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2011 Note matures. Our subsidiary’s obligations under the 2011 Note are guaranteed by our company pursuant to a Guaranty Agreement dated as of October 1, 2011.

Lease Acquisition Costs

We have recorded and paid for 31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas; however, we do not anticipate incurring any additional lease acquisition costs during the next twelve months. It remains uncertain that we will acquire the remainder of this acreage in future periods. The decision to purchase the Arkansas acreage was made by prior management.

Drilling and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $5,375,000 during the next twelve months, which will include drilling and, if warranted, completion costs for one horizontal well that has already been drilled to the Bakken. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain the needed funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
July 2012	Drill a horizontal Cut Bank well.
August 2012	Drill a horizontal Alberta Bakken well.
June – September 2012	Recomplete 10 Cut Bank wells.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $800,000. As of September 30, 2011, we had seven employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $190,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended, in addition to general legal fees for oil and gas and general corporate matters. We estimate our legal and accounting expenses for the next twelve months to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $600,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Used In Operating Activities

Cash was used in operating activities in the amount of $2,346,680 and $2,475,098 during the years ended September 30, 2011 and 2010, respectively.

Cash From Investing Activities

Investing activities provided cash of $933,515 during the year ended September 30, 2011 and provided cash of $3,239,981 during the year ended September 30, 2010.

Cash from Financing Activities

Financing activities used cash of $24,728 during the year ended September 30, 2011 as compared to financing activities providing cash of $880,729 during the year ended September 30, 2010. During the year ended September 30, 2011, we received $nil from the issuance of promissory notes and $18,750 from the exercise of stock options.

Capital Expenditures

As of September 30, 2011, our company did not have any material commitments for capital expenditures.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Basic and Diluted Net Income (Loss) Per Share

We compute net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. We had net losses as of September 30, 2011 and 2010, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, loans payable, derivative liability and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, fair value of assets and liabilities measured on a recurring basis include cash equivalents determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Notes payable, and loans payable, are valued based on "Level 2" inputs, consisting of quoted prices in less active markets. Our company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Property and Equipment

Property and equipment consists of computer hardware, office furniture and equipment, vehicle, exploration equipment, computer software and leasehold improvements and is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

Computer hardware	3 years
Office furniture and equipment	5 years
Vehicle	5 years
Exploration equipment	5 years
Computer software	1 year
Leasehold improvements	5 years

Revenue Recognition

Our company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2011, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2011, no impairment was recorded. During the year ended September 30, 2010, an impairment in the amount of $9,802,956 was recorded.

Asset Retirement Obligations

Our company accounts for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires our company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs to be incurred by our company in the future once the economical life of its oil and gas wells are reached. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until our company settles the obligation.

Long-lived Assets

In accordance with ASC 360, Property, Plant and Equipment, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Our company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Concentration of Risk

Our company maintains its cash accounts in a commercial bank located in Texas, United States. Our company’s cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2011, we have not engaged in any transactions that would be considered derivative instruments on hedging activities.

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and 2010, we have no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Fair value

Accounting standards regarding fair value of financial instruments define fair value, establish a three-level hierarchy which prioritizes and defines the types of inputs used to measure fair value, and establish disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheets. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

The three-level hierarchy is as follows:

  Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.

  Level 2 inputs consist of quoted prices for similar instruments.

  Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our company has determined that certain warrants outstanding as of the date of these financial statements qualify as derivative financial instruments under the provisions of ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. (See Note 9 – Derivative Instruments)

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as Gain (loss) on derivative liability. Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

The derivative warrant liability is the only financial asset or liability that is accounted for at fair value, using a Level 3 valuation technique, on a recurring basis as of September 30, 2011. The carrying amounts reported in the balance sheet for cash, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, loans payable, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Arkanova Energy Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation and its subsidiaries (collectively, the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Arkanova Energy Corporation and its subsidiaries as of September 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas

December 29, 2011

F-1

Arkanova Energy Corporation
Consolidated Balance Sheets

	September 30,	September 30,
	2011	2010

ASSETS
Cash and cash equivalents	$218,741	$1,656,634
Oil and gas receivables	165,345	60,183
Prepaid expenses and other	8,555	348,826
Other receivables, net of allowance of $nil and $103,000	41,764	46,381
Total current assets	434,405	2,112,024
Property and equipment, net of accumulated depreciation of $165,561 and $80,216	336,834	369,586
Oil and gas properties, full cost method
Evaluated, net of accumulated depreciation of $16,114,132 and $15,786,820	2,267,009	2,222,570
Other Assets	97,000	97,000
Total assets	$3,135,248	$4,801,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$1,229,502	$1,893,769
Accrued liabilities	726,164	739,482
Due to related party	–	794
Notes payable	12,334,490	12,585,963
Derivative liability	90,932	53,666
Total current liabilities	14,381,088	15,273,674
Loans payable	18,245	50,250
Asset retirement obligations	133,319	186,902
Total liabilities	14,532,652	15,510,826

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 43,309,367 (September 30, 2010 – 39,722,168) shares issued and outstanding	43,309	39,722
Additional paid-in capital	17,737,572	16,361,084
Retained deficit	(29,178,285)	(27,110,452)
Total stockholders’ deficit	(11,397,404)	(10,709,646)
Total liabilities and stockholders’ deficit	$3,135,248	$4,801,180

See accompanying notes to consolidated financial statements

F-2

Arkanova Energy Corporation
Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2011	2010

Revenue
Oil and gas sales	$1,278,693	$1,032,983
Operator income	47,067	–
Total revenue	1,325,760	1,032,983

Expenses
General and administrative expenses	1,973,142	1,816,473
Oil and gas production costs	1,744,289	1,814,456
Accretion expenses	10,253	31,586
Depletion	327,312	362,128
Impairment of oil and gas properties	–	9,802,955
Loss on sale of vehicle	–	350
Gain on sale of oil & gas properties	(1,438,396)	–
Operating loss	(1,290,840)	(12,794,965)
Other income (expenses)
Interest expense	(739,727)	(795,704)
Loss on extinguishment of debt	–	(291,000)
Gain (Loss) on derivative liability	(37,266)	5,880
Net loss	$(2,067,833)	$(13,875,789)
Loss per share – basic and diluted	$(0.05)	$(0.36)
Weighted average common shares outstanding	43,055,000	38,309,000

See accompanying notes to consolidated financial statements

F-3

Arkanova Energy Corporation
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2011	2010

Operating Activities
Net loss	$(2,067,833)	$(13,875,789)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	10,253	31,586
Bad debt expense	–	23,980
Depreciation	102,045	50,820
Depletion	327,312	362,128
Loss on extinguishment of debt	–	291,000
Loss on sale of vehicle	–	350
Impairment of oil and gas properties	–	9,802,955
(Gain) Loss on derivative liability	37,266	(5,880)
Gain on sale of oil and gas properties	(1,438,396)	–
Stock-based compensation	401,325	309,929

Changes in operating assets and liabilities:
Prepaid expenses	298,507	(146,548)
Oil and gas receivables	(58,781)	38,448
Other receivables	–	(234)
Accounts payable and accrued liabilities	(664,266)	6,800
Accrued interest	706,682	744,213
Due to related parties	(794)	(108,856)

Net Cash Used in Operating Activities	(2,346,680)	(2,475,098)

Investing Activities

Deposit received on sale of oil and gas properties	–	5,500,000
Purchase of equipment	(69,293)	(240,721)
Proceeds from sale of oil and gas property	3,100,000	–
Proceeds from sale of equipment	–	5,000
Oil and gas property expenditures	(2,097,192)	(2,024,298)

Net Cash Provided by Investing Activities	933,515	3,239,981

Financing Activities

Principal payments on debt	(43,478)	–
Proceeds from issuance of promissory notes	–	1,168,729
Proceeds from exercise of stock options	18,750	105,000
Repayments on promissory notes	–	(393,000)

Net Cash (Used in) Provided by Financing Activities	(24,728)	880,729

Net Change in Cash	(1,437,893)	1,645,612

Cash and cash equivalents – beginning of year	1,656,634	11,022

Cash and cash equivalents – end of year	$218,741	$1,656,634

Supplemental Cash Flow and Other Disclosures (Note 13)

See accompanying notes to consolidated financial statements

F-4

Arkanova Energy Corporation
Consolidated Statement of Stockholders’ Equity (Deficit)
Period from September 30, 2009 through September 30, 2011

	Common Stock		Additional
		Par	Paid-in
	Shares	Value	Capital	Deficit	Totals
Balance – September 30, 2009	37,100,250	$37,100	$15,533,238	$(13,260,578)	$2,309,760
Stock-based compensation	–	–	309,929	–	309,929
Derivative instruments – cumulative effect of change in accounting principle	–	–	(85,461)	25,915	(59,546)
Shares issued upon the exercise of stock options	900,000	900	104,100	–	105,000
Shares issued in connection with Note
Purchase Agreement	1,721,918	1,722	499,278	–	501,000
Net loss for the year	–	–	–	(13,875,789)	(13,875,789)
Balance – September 30, 2010	39,722,168	$39,722	$16,361,084	$(27,110,452)	$(10,709,646)
Stock-based compensation	–	–	401,325	–	401,325
Shares issued upon the exercise of stock options	75,000	75	18,675	–	18,750
Shares issued to settle interest payable on Note Purchase Agreement	2,634,150	2,634	717,366	–	720,000
Shares issued in connection with Note
Purchase Agreement	878,049	878	239,122	–	240,000
Net loss for the year	–	–	–	(2,067,833)	(2,067,833)
Balance – September 30, 2011	43,309,367	43,309	17,737,572	$(29,178,285)	$(11,397,404)

See accompanying notes to consolidated financial statements

F-5

Arkanova Energy Corporation
Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova” or the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $29,178,285 since inception and has a negative working capital of $13,946,683 at September 30, 2011. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTINGS POLICIES

a)	Basis of Accounting

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated statements include the accounts of the Company and its wholly-owned subsidiaries, Arkanova Development LLC, Arkanova Acquisition Corp. and Provident Energy Associates of Montana, LLC. All significant intercompany transactions and balances have been eliminated. The Company has a September 30 year-end.

b)	Use of Estimates

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

c)	Cash and Cash Equivalents

For purposes of the statement of cash flows, Arkanova considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Basic and Diluted Net Income (Loss) Per Share

Arkanova computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. Arkanova had net losses as of September 30, 2011 and 2010, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

e)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, loans payable, derivative liability and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, fair value of assets and liabilities measured on a recurring basis include derivative liability determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

f)	Property and Equipment

Property and equipment consists of computer hardware, office furniture and equipment, vehicle, exploration equipment, computer software and leasehold improvements and is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

Computer hardware	3 years
Office furniture and equipment	5 years
Vehicle	5 years
Exploration equipment	5 years
Computer software	1 year
Leasehold improvements	5 years

g)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectibility is reasonably assured.

h)	Accounts Receivable

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances. As of September 30, 2011, Arkanova has not recorded an allowance as all receivables are deemed collectable at this time.

i)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2011, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2011, no impairment was recorded. During the year ended September 30, 2010, an impairment in the amount of $9,802,956 was recorded.

j)	Asset Retirement Obligations

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

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2011, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities.

m)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and 2010, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

o)	Fair value

Accounting standards regarding fair value of financial instruments define fair value, establish a three-level hierarchy which prioritizes and defines the types of inputs used to measure fair value, and establish disclosure requirements for assets and liabilities presented at fair value on the consolidated balance sheets. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. A liability is quantified at the price it would take to transfer the liability to a new obligor, not at the amount that would be paid to settle the liability with the creditor.

The three-level hierarchy is as follows:
	º	Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.
	º	Level 2 inputs consist of quoted prices for similar instruments.
	º	Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that certain warrants outstanding as of the date of these financial statements qualify as derivative financial instruments under the provisions of ASC Topic No. 815- 40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. (See Note 9 – Derivative Instruments)

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as Gain (loss) on derivative liability. Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

The derivative warrant liability is the only financial asset or liability that is accounted for at fair value, using a Level 3 valuation technique, on a recurring basis as of September 30, 2011.The carrying amounts reported in the balance sheet for cash, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, loans payable, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

p)	Stock-based Compensation

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

q)	Recent Accounting Pronouncements

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

Proven and Developed Properties, Arkansas and Colorado and Montana

As at September 30, 2011, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at September 30, 2011 was $2,267,009.

At September 30, 2010, the carrying value of Arkanova’s evaluated oil and gas properties that were subject to impairment was $12,025,525. The present value of the estimated future net revenue of the oil and gas properties is $2,222,570 at September 30, 2010. Therefore, on September 30, 2010, Arkanova recognized an impairment charge of $9,802,955 related to these properties. The net carrying value of Arkanova’s evaluated oil and gas properties at September 30, 2010 was $2,222,570.

(a)

On April 9, 2010, Arkanova’s subsidiary, Provident, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. (“Knightwall”). Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000 (received). The $5,500,000 received prior to September 30, 2010 was applied against the full cost pool as of September 30, 2010. The $1,500,000 received during the year ended September 30, 2011, was applied against the full cost pool.

(b)

On November 22, 2010, Provident entered into an option agreement with Knightwall pursuant to which Provident granted an option to Knightwall to purchase an additional 5% working interest in the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The option is exercisable by Knightwall until expiry on March 31, 2011. Upon the grant of the option, Knightwall provided a $100,000 (paid) non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. On March 15, 2011, Knightwall exercised the option and paid $1,500,000 to Provident on April 5, 2011. The proceeds of $1,500,000 were applied against the full cost pool resulting in a gain on sale of oil and gas properties in the amount of $1,438,396. Refer to Note 11(a) and Note 12.

NOTE 5: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Years Ended September 30,
		2011			2010

		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:

Income (loss) attributable to common stock	$(2,067,833)	43,055,000	$(0.05)	$(13,875,789)	38,309,000	$(0.36)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(2,067,833)	43,055,000	$(0.05)	$(13,875,789)	38,309,000	$(0.36)

NOTE 6: RELATED PARTY TRANSACTIONS

(a)

On October 14, 2009, the Company entered into a Stock Option Agreement with its Chief Financial Officer, two directors and two employees. Pursuant to the terms of the agreement, the Company granted 1,500,000 stock options exercisable at a price of $0.20 per share until expiry on October 14, 2014.

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

(e)

On February 8, 2010, the Company entered into a Stock Option Agreement with an employee of the Company. Pursuant to the terms of the agreement, the Company granted 250,000 stock options exercisable at a price of $0.31 per share until expiry on February 8, 2015. 125,000 stock options vested on August 8, 2010 and the remaining 125,000 options vested on February 8, 2011.

(f)	On June 4, 2010, the Company issued 300,000 shares of common stock to a director of the Company upon the exercise of 300,000 options at $0.10 per share for proceeds of $30,000.

(g)

On July 17, 2010, Arkanova entered into an executive employment agreement with its Chief Executive Officer (the “CEO”). Arkanova agreed to pay an annual salary of $240,000 in consideration for carrying out duties as an executive of Arkanova. Pursuant to the terms of the agreement, in the event the Company undergoes a change of control event, the agreement will automatically terminate and Arkanova is required to pay an amount equal to the total of:

	1)	$360,000 (calculated as 18 months salary payable under the agreement); and

	2)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the CEO as of the date of the change of control.

(h)

On July 17, 2010, Arkanova entered into an executive employment agreement with its Chief Financial Officer (the “CFO”). Arkanova agreed to pay an annual salary of $170,000 in consideration for carrying out duties as an executive of Arkanova. Pursuant to the terms of the agreement, in the event the Company undergoes a change of control event, the agreement will automatically terminate and Arkanova is required to pay an amount equal to the total of:

	1)	$255,000 (calculated as 18 months salary payable under the agreement); and

	2)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the CFO as of the date of the change of control.

(i)	On October 8, 2010, the Company issued an aggregate of 1,500,000 stock options exercisable at $0.25 per share to officers and directors of the Company. The options expire on October 8, 2015.

NOTE 7: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. On April 17, 2010, Arkanova paid interest of $33,000 to the note holder and extended the maturity date to July 17, 2010. On July 17, 2010, Arkanova repaid principal amount of $30,000 and interest of $8,250 and extended the maturity date to October 17, 2010. On October 17, 2010, Arkanova paid interest of $7,500 to the note holder and extended the maturity date to January 17, 2011. On January 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to July 17, 2011. On July 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to October 17, 2011. On October 17, 2011, Arkanova paid interest of $7,500 accrued for the period from July 17, 2011 to October 16, 2011 to the note holder and further extended the maturity date to January 17, 2012. (Refer to Note 15(a)).

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

(b)

On October 1, 2009, the Company’s subsidiary borrowed $1,168,729 and consolidated its outstanding promissory note balances into one promissory note in the principal amount for $12,000,000. The loan also adds accrued interest of $818,771 to this principal amount. The note bears interest at 6% per annum, is due on September 30, 2011, and is secured by our guarantee and also a pledge of our wholly owned subsidiary, Provident. Interest is payable 10 days after maturity in our common shares. The number of shares payable will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matures. On October 22, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. (Refer to Note 8(b)). On October 25, 2011, Arkanova issued 3,204,748 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. (Refer to Note 15(c)).

As further consideration for this new loan, Arkanova issued the note holder 821,918 common shares with a fair value of $240,000 during the fiscal year ended September 30, 2010. On October 26, 2010, Arkanova issued an additional 878,049 common shares with a fair value of $240,000 (refer to Note 8(c)). Arkanova evaluated the application of ASC 470-50 and ASC 470-60 by Debtors and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and is expensed as a loss on extinguishment of debt during the year ended September 30, 2010.

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

On October 21, 2011, the Company’s subsidiary entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with the note holder which were effective as of October 1, 2011, and pursuant to which the note holder agreed to (i) convert $6,000,000.00 of the remaining principal balance of the promissory note into a ten percent (10%) working interest in the oil and gas leases comprising the Company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, (ii) loan our subsidiary an additional $1,000,000 (the “Additional Loan Amount”), (iii) consolidate the remaining post-conversion outstanding principal balance under the promissory note and the Additional Loan Amount into one new promissory note in the principal amount of $7,000,000. (Refer to Note 15(b)).

NOTE 8: COMMON STOCK Common stock

a)

On October 22, 2010, Arkanova issued 75,000 common shares upon the exercise of 75,000 stock options by one of the employees at an exercise price of $0.25 per common share for gross proceeds of $18,750.

b)

On October 26, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. Refer to Note 7(b).

c)

On October 26, 2010, Arkanova issued 878,049 shares of common stock with a fair value of $240,000 to Aton Select Funds Limited as further consideration for a loan obtained from Aton Select Funds Limited. Refer to Note 7(b).

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

During the year ended September 30, 2011, Arkanova granted 1,725,000 stock options, exercisable at $0.25 per share and expire on October 8, 2015. The weighted average grant date fair value of stock options granted during the year ended September 30, 2011 was $0.23.

During the year ended September 30, 2011, 75,000 of stock options were exercised. During the year ended September 30, 2011 and 2010, Arkanova recorded stock-based compensation of $401,325 and $309,929, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2009	2,653,333	0.38

Granted	1,750,000	0.22
Exercised	(900,000)	0.12
Forfeited/Cancelled	(100,001)	0.16
Expired	(99,999)	0.14

Outstanding, September 30, 2010	3,303,333	0.38

Granted	1,725,000	0.25
Exercised	(75,000)	0.25

Outstanding, September 30, 2011	4,953,333	0.33	2.86	80,467

Exercisable, September 30, 2011	4,953,333	0.33	2.86	80,467

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2011	2010

Expected dividend yield	0.00%	0.00%
Expected volatility	214%	187%
Expected life (in years)	2.50	2.55
Risk-free interest rate	0.45%	1.23%

A summary of the status of the Company’s non-vested stock options as of September 30, 2011, and changes during the year ended September 30, 2011, is presented below:

		Weighted Average
	Number of	Grant Date
Non-vested options	options	Fair Value
		$

Non-vested at September 30, 2010	125,000	0.28

Granted	1,725,000	0.23
Vested	(1,850,000)	0.23

Non-vested at September 30, 2011	–	–

At September 30, 2011, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $80,467 intrinsic value associated with the outstanding options at September 30, 2011.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Warrants	$	Contractual Term	$
Balance September 30, 2010 and 2009	996,277	0.56
Issued	–	–
Balance September 30, 2011	996,277	0.56	1.45	–

As at September 30, 2011, the following common share purchase warrants were outstanding:

		Remaining
	Exercise Price	Contractual Life
Number of Warrants	$	(years)
294,425	1.00	1.09
100,000	1.00	2.25
601,852	0.27	1.50

996,277

NOTE 9: DERIVATIVE INSTRUMENTS

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

On March 19, 2008 (the “Closing Date”), pursuant to the John Thomas Bridge & Opportunity Fund Warrant Agreement (the “Warrant Agreement”), Arkanova issued common stock purchase warrants to purchase up to 250,000 additional shares of common stock (the “Warrants”). The initial exercise price of the Warrants is $0.65 per share, subject to adjustment therein, with a term of exercise equal to 5 years.

The Warrants are subject to adjustment pursuant to certain events, including a full rachet reset feature. Additionally, the number of shares of common stock to be received upon the exercise of the Warrants (the “Warrant Shares”) and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.

The warrants issued during the year ended September 30, 2008 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, the fair value of the derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants are recognized currently in earnings in the consolidated statement of operations under the caption “Gain (loss) on derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants at the end of the year ended September 30, 2011, were determined using a lattice model and the changes in fair value were recognized in the consolidated statements of operations.

Initially, Arkanova evaluated all of its financial instruments and determined that 250,000 warrants associated with a March 2008 financing qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of October 1, 2009. The fair value of these warrants were reclassified as of October 1, 2009 in the amount of $85,461 from additional paid in capital with $59,546 to derivative liability and the remaining cumulative effect of the change in accounting principle in the amount of $25,915 was recognized as an adjustment to the opening balance of retained earnings. The impact of ASC 815-15 for the year ending September 30, 2010 resulted in a decrease in the derivative liability of $5,880 with a corresponding income of $5,880 on derivative instruments.

The warrants were valued as of September 30, 2011 using a multi-nominal lattice model with the following assumptions:

  The 5 year warrants issued to the investor on March 19, 2008 included 250,000 warrants adjusted to 601,852 with an exercise price of $0.65 reset to $0.27 in 2009.

  The stock price would fluctuate with Company projected volatility.

  The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year
September 30, 2010	185%	289%	327%	389%	435%
September 30, 2011	155%	241%	328%	361%	417%

  The Holder would not exercise the warrant as they become exercisable (effective registration is projected 4 months from issuance) at target price of 2 times the projected reset price or higher but would hold the warrants to maturity.

  The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.

  A 10% probability of a reset event and a projected financing in June at prices approximating 100% of market.

The impact of ASC 815-15 for the year ending September 30, 2011 resulted in an increase in the derivative liability of $37,266 with a corresponding loss of $37,266 on derivative instruments. The fair value of the derivative liability was $90,932 and $53,666 at September 30, 2011 and 2010, respectively.

NOTE 10: FAIR VALUE MEASUREMENTS

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

Pursuant to ASC 825, the fair values of assets and liabilities measured on a recurring basis include derivative liability determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2011 and 2010 as follows:

Fair Value Measurements Using
	Quoted Price
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance as of	Balance as of
	Instruments	Inputs	Inputs	September 30,	September 30,
	(Level 1)	(Level 2)	(Level 3)	2011	2010
Liabilities:
Derivative Liabilities	$–	$–	$90,932	$90,932	$53,666

Total liabilities measured at fair value	$–	$–	$90,932	$90,932	$53,666

NOTE 11: COMMITMENTS

See Note 7.

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

(b)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(c)

On October 17, 2010, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to January 17, 2011. On January 17, 2011, Arkanova further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova further extended the maturity date to July 17, 2011. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 7(a). On October 17, 2011, Arkanova further extended the maturity date to January 17, 2012. Refer to Note 15(a).

(d)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,979 per month over the term of the lease.

NOTE 12: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Year Ended	Year ended
	September 30,	September 30,
	2011	2010

Asset retirement obligations, beginning of year	$186,902	$–
Revision due to property sales	(63,836)	–
Revisions in estimated liabilities	–	155,316
Abandonment costs	–	–
Accretion expense	10,253	31,586

Asset retirement obligations, end of year	$133,319	$186,902

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

During the year ended September 30, 2011, the Company reduced the asset retirement obligations by $63,836 due to the sale of 35% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Refer to Note 11(a).

NOTE 13: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2011	2010
Supplemental Disclosures:

Interest paid	$30,000	$47,615
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$–	$1,496,327
Cumulative effect of change in accounting principal	$–	$25,915
Shares issued to extinguish liability	$960,000	$501,000
Asset retirement obligation revision	$–	$155,316
Fixed assets purchased through financing	$–	$116,604
Asset retirement obligation revisions due to property sales	$63,836	$–

NOTE 14: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
2009	3,853,251	2029
2010	3,008,921	2030
2011	2,628,028	2031

	$11,200,143

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2011	2010
	$	$

Deferred income tax assets
Net losses carried forward	3,920,050	3,000,240

	3,920,050	3,000,240
Valuation allowance	(3,920,050)	(3,000,240)

Net deferred income tax asset	–	–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements.

NOTE 15: SUBSEQUENT EVENTS

(a)

On October 17, 2011, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to January 17, 2012. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 6(a).

(b)

On October 21, 2011, Arkanova’s wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition”), entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited (“Aton”) which were effective as of October 1, 2011, and pursuant to which Aton agreed to (i) convert $6,000,000.00 of the remaining principal balance of the Promissory Note that Acquisition issued to Aton on October 1, 2009 as described in Note 6(b) (the “2009 Note”) into a ten percent (10%) working interest in the oil and gas leases comprising the Company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, (ii) loan Acquisition an additional $1,000,000 (the “Additional Loan Amount”), (iii) consolidate the remaining post-conversion outstanding principal balance under the 2009 Note and the Additional Loan Amount into one new promissory note in the principal amount of $7,000,000 (the “2011 Note”).

The 2011 Note bears interest at the rate of 6% per annum, is due and payable on September 30, 2012, and, as was the case with the 2009 Note, is secured by a pledge of all of Acquisition’s interest in its wholly owned subsidiary, Provident Energy Associates of Montana, LLC (“Provident”). Interest on the 2011 Note is payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the promissory note will be determined by dividing $420,000 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2011 Note matures. Acquisition’s obligations under the 2011 Note are guaranteed by the Arkanova pursuant to a Guaranty Agreement dated as of October 1, 2011.

(c)

On October 25, 2011, Arkanova issued 3,204,748 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as interest payment on the promissory note of $12,000,000. Refer to Note 6(b).

NOTE 16: SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

	September 30,	September 30,
	2011	2010

Evaluated oil and gas properties	$18,381,141	$18,009,390
Less accumulated depletion and impairment	(16,114,132)	(15,786,820)
Net capitalized costs for evaluated oil and gas properties	$2,267,009	$2,222,570

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	September 30,	September 30,
	2011	2010

Evaluated Property Acquisition Costs	$–	$–
Evaluated Exploration Costs	$2,033,354	3,500,624

	$2,033,354	$3,500,624

Results of Operations from Oil and Gas Producing Activities

	September 30,	September 30,
	2011	2010

Revenue	$1,325,760	$1,032,983
Production costs	(1,744,289)	(1,814,456)
Depletion, depreciation and amortization	(327,312)	(362,128)
Impairment of oil and gas property	–	(9,802,955)
Income (loss) from oil and gas operations	$(745,841)	$(10,946,556)

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $78.22/barrel and $70.42/barrel for liquids for September 30, 2011 and 2010. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2011	2010

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	155,713	277,886
Revisions of previous estimates	(9,138)	(107,126)
Production	(15,829)	(15,047)

Balance end of the year	130,746	155,713

Standardized Measure of Discounted Future Net Cash Flow

	September 30,	September 30,
	2011	2010
Future cash inflows	$9,474,984	$10,965,318
Future production and development costs	(4,635,163)	(7,531,884)
Future income tax expenses	(1,693,937)	(1,201,702)
Future net cash flows	3,145,884	2,231,732
10% annual discount for estimated timing of cash flows	(1,265,820)	(787,061)
Standardized measure of discounted future net cash flows	$1,880,064	$1,444,671

Sources of Changes in Discounted Future Net Cash Flows

	September 30,	September 30,
	2011	2010

Standardized measure of discounted future net cash flows at the beginning of the year	$1,444,671	$892,975
Accretion of discount	53,948	131,643
Development costs incurred	2,033,354	3,486,029
Changes in estimated development costs	(2,165,001)	(3,127,832)
Revision of previous quantity estimates	(218,038)	(1,633,329)
Net change in prices and production costs	336,661	1,210,779
Net change in income taxes	(234,442)	(297,067)
Sales of oil and gas produced, net of production costs	465,596	781,473
Sales of oil and gas interest	163,315	–
Standardized measure of discounted future net cash flows at the end of the year	$1,880,064	$1,444,671

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were not effective as of September 30, 2011. The ineffectiveness of our internal control over financial reporting was due to the existence of a deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

As of the year ended September 30, 2010, management identified the following material weaknesses:

  We did not have accounting staff with sufficient U.S. GAAP expertise; and

  There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended September 30, 2010, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

  There were a significant number of audit adjustments discovered by our independent registered public accounting firm for the year ended September 30, 2010.

During the quarter ended December, 2010, we rectified the following two material weaknesses: (i) lack of accounting staff with sufficient U.S. GAAP expertise; and (ii) significant audit adjustments discovered by our independent registered public accounting firm. With respect to the first material weakness, we increased the frequency of review and the services provided by an outside accounting firm with certified public accountant members. With respect to the second material weakness, there were no material adjustments identified from our independent public accounting firm for the quarter ended June 30, 2011 and our company implemented additional procedures to reduce the potential for future adjustments that may be a result of accounting errors.

However, during the year ended September 30, 2011, management indentified the following two material weaknesses:

  There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended September 30, 2011, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

  There have been a significant number of audit adjustments discovered by our independent registered public accounting firm for the year ended September 30, 2011.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at December 23, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pierre Mulacek	President, Chief Executive Officer, Secretary, Treasurer, Director	50	April 23, 2007
Erich Hofer(1)	Director	50	March 19, 2007
Reginald Denny	Chief Financial Officer Director	65	October 18, 2007 April 20, 2010

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Arkanova Energy Corp., 305 Camp Craft Road, Suite 525, Austin, Texas 78746.

Nomination Process

As of December 23, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Board Leadership Structure

The positions of our principal executive officer and the chairman of our board of directors are served by one individual, Pierre Mulacek. We have determined that the leadership structure of our board of directors is appropriate, especially given the early stage of our development and the size of our company. Our board of directors provides oversight of our risk exposure by receiving periodic reports from senior management regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2011, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Reginald Denny	1(1)	1	Nil
Pierre Mulacek	1(1)	1	Nil
Erich Hofer	1(1)	1	Nil

(1) The named officers filed late Form 4’s – Statement of Changes in Beneficial Ownership of Securities.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2011 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek President, Secretary and Treasurer(1)	2011 2010	240,000 195,500	25,000 50,000	Nil Nil	146,364 103,545	Nil Nil	Nil Nil	Nil Nil	411,364 349,045
Reginald Denny(2) Chief Financial Officer	2011 2010	190,000 135,000	10,000 20,000	Nil Nil	123,846 60,401	Nil Nil	Nil Nil	Nil Nil	323,846 215,401
Garrett Cook(3) Former Chief Operations Officer	2011 2010	N/A 10,000	N/A Nil	N/A Nil	N/A 10,000	N/A Nil	N/A Nil	N/A Nil	N/A 10,000

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. On October 14, 2009, we issued 600,000 stock options to Mr. Mulacek, each option of which entitles Mr. Mulacek to acquire one common share at the exercise price of $0.20 until expiry on October 14, 2014. On October 8, 2010, we issued 650,000 stock options to Mr. Mulacek, each option of which entitles Mr. Mulacek to acquire one common share at the exercise price of $0.25 until October 8, 2015. All of the 1,250,000 stock options vested immediately.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. On October 14, 2009, we issued 350,000 stock options to Mr. Denny, each option of which entitles Mr. Denny to acquire one common share at the exercise price of $0.20 until expiry on October 14, 2014. On October 8, 2010, we issued 550,000 stock options to Mr. Denny, each option of which entitles Mr. Denny to acquire one common share at the exercise price of $0.25 until October 8, 2015. All of the 900,000 stock options vested immediately.

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

Effective July 17, 2010, we entered into an executive employment agreement with Reginald Denny and appointed Mr. Denny as our chief financial officer. Under the terms of the executive employment agreement, Mr. Denny receives an annual salary of $170,000, to be paid in accordance with our company’s usual payroll procedures and he may be eligible to receive an annual bonus as determined by the board of directors based upon the performance of our company. We agreed to increase Mr. Denny’s salary to $190,000. We also agreed to grant Mr. Denny stock options to acquire shares of our company on such terms as are approved by the board of directors.

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

Grants of Plan-Based Awards Table

The following table sets out each grant of an award made to a named executive officer in the last year ended September 30, 2011 under any plan:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimate Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Pierre Mulacek(1)	10/08/ 10	Nil	Nil	Nil	Nil	Nil	Nil	Nil	650,000	$0.25	$0.25
Reginald Denny(2)	10/08/ 10	Nil	Nil	Nil	Nil	Nil	Nil	Nil	550,000	$0.25	$0.25
Garrett Cook(3)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. On October 8, 2010, Mr. Mulacek was granted 650,000 options on October 8, 2010, each option of which is exercisable at $0.25 per share until expiry on October 8, 2015.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. On October 8, 2010, Mr. Denny was granted 550,000 options on October 8, 2010, each option of which is exercisable at $0.25 per share until expiry on October 8, 2015.

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

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Mulacek President, Secretary and Treasurer(1)	600,000(1)	Nil	Nil	$0.39(1)	June 19, 2013	Nil	N/A	N/A	N/A

	600,000 (1)	Nil	Nil	$0.20(1)	October 14, 2014	Nil	N/A	N/A	N/A

	650,000(1)	Nil	Nil	$0.25(1)	October 8, 2015	Nil	N/A	N/A	N/A
Reginald Denny(2) Chief Financial Officer	50,000(2)	Nil(2)	Nil(2)	$0.10(2)	October	Nil	N/A	N/A	N/A
18, 2012

	300,000(2)	Nil	Nil	$0.39(2)	June 19,	Nil	N/A	N/A	N/A
2013

	100,000	Nil	Nil	$0.12(2)	November	Nil	N/A	N/A	N/A
19, 2013

	350,000	Nil	Nil	$0.20(2)	October	Nil	N/A	N/A	N/A
14, 2014

	550,000	Nil	Nil	$0.25(2)	October 8,	Nil	N/A	N/A	N/A
2015
Garrett Cook(3) Former Chief Operations Officer	100,000(3)	Nil	Nil(3)	$0.13(3)	October	Nil	N/A	N/A	N/A
20, 2013

	100,000(3)	Nil	Nil	$0.17(3)	April 20.	Nil	N/A	N/A	N/A
2014

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Mr. Mulacek was granted 600,000 options at an exercise price of $0.39 on June 19, 2008 and 600,000 options at an exercise price of $0.20 on October 14, 2009. On October 8, 2010, we entered into a Stock Option Agreement with Mr. Mulacek and issued him an additional 650,000 options in consideration for services provided as chief executive officer, president and director. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Mr. Denny was granted 200,000 options at an exercise price of $1.70 on October 18, 2007 (of which 150,000 have been exercised), 300,000 options at an exercise price of $0.39 on June 19, 2008 which options vested immediately, 100,000 options at an exercise price of $0.12 on November 14, 2008 and 350,000 options at an exercise price of $0.20 on October 14, 2009. On November 14, 2008, our company repriced the 200,000 options held by Mr. Denny from $1.70 per share to $0.10 per share. Pursuant to the terms of an amended stock option agreement dated November 14, 2008, we agreed to amend the vesting provisions such that all of the remaining options not already vested under the original agreement vested on November 14, 2008, the date of the amended agreement. On October 8, 2010, we entered into a Stock Option Agreement with Mr. Denny and issued him an additional 550,000 options in consideration for services provided as chief financial officer. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately.

(3)

Mr. Cook was appointed our chief operations office on October 20, 2008 and resigned from that position on October 20, 2009. Mr. Cook was granted 100,000 options at an exercise price of $0.13 on October 20, 2008 and 100,000 options at an exercise price of $0.17 on April 20, 2009 which options vested immediately.

Aggregated Option Exercises

The particulars of exercised options for our named executive officers are set out in the following table:

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Pierre Mulacek President, Secretary and Treasurer(1)	Nil	Nil	N/A	N/A
Reginald Denny(2) Chief Financial Officer	Nil	Nil	N/A	N/A
Garrett Cook(3) Former Chief Operations Officer	Nil	Nil	N/A	N/A

(1)	Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007.

(2)	Mr. Denny was appointed our chief financial officer on October 18, 2007.

(3)	Mr. Cook was appointed our chief operations office on October 20, 2008 and resigned from that position on October 20, 2009.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Director Compensation

The particulars of compensation paid to our directors for our year ended September 30, 2011, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Erich Hofer(2)	36,000	Nil	67,552	Nil	Nil	Nil	103,552(2)

(2)

Erich Hofer was appointed as a director of our company on March 19, 2007. On October 8, 2010, Mr. Hofer was granted 300,000 options on October 8, 2010 until October 8, 2015 at an exercise price of $0.25 which options vested immediately.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 23, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after December 23, 2011. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Pierre Mulacek 1208 Marly Way Austin, Texas 78733	2,437,500(2)	5.2%
Erich Hofer Grossackerstrasse 64 CH-8041 Zurich, Switzerland	2,200,000(3)	4.7%
Reginald Denny 16709 French Harbour Court Austin, Texas 78734	1,515,000(4)	3.3%
Directors and Executive Officers as a Group	6,152,500(5)	13.2%

(1)	Based on 46,514,115 shares of common stock issued and outstanding as of December 23, 2011.

(2)

Consists of 587,500 common shares and stock options to acquire an aggregate of 1,850,000 shares of common stock exercisable within sixty days of December 23, 2011. Of such options, 600,000 are exercisable at $0.39 until June 19, 2013, 600,000 are exercisable at $0.20 until October 14, 2014 and 650,000 are exercisable at $0.25 until October 8, 2015.

(3)

Consists of 1,300,000 common shares and stock options to acquire an aggregate of 900,000 shares of common stock exercisable within sixty days of December 23, 2011. Of such options, 300,000 are exercisable at $0.39 until June 19, 2013, 300,000 are exercisable at $0.20 until October 14, 2014 and 300,000 are exercisable at $0.25 until October 8, 2015.

(4)

Consists of 165,000 common shares and stock options to acquire an aggregate of 1,515,000 shares of common stock exercisable within sixty days of December 23, 2011. Of such options, 50,000 are exercisable at $0.10 until October 18, 2012, 100,000 are exercisable at $0.12 until November 19, 2013, 300,000 are exercisable at $0.39 until June 19, 2013, 350,000 are exercisable at $0.20 until October 14, 2014 and 550,000 are exercisable at $0.25 until October 8, 2015.

(5)	Includes options to acquire an aggregate of 4,100,000 shares of common stock exercisable within sixty days of December 23, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended September 30, 2011 and 2010 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

On February 8, 2010, we entered into a stock option agreement with an employee of our company. Pursuant to the terms of the agreement, we granted 250,000 stock options exercisable at a price of $0.31 per share until expiry on February 8, 2015, which stock options have vested.

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

On July 17, 2010, we entered into an executive employment agreement with our chief financial officer. whereby we agreed to pay an annual salary of $170,000 to our chief financial officer in consideration for carrying out duties as an executive of our company. We agreed to increase Mr. Denny’s salary to $190,000. Pursuant to the terms of the agreement, and in the event we undergo a change of control event, the agreement will automatically terminate and we are required to pay an amount equal to the total of:

(a)	$255,000 (calculated as 18 months salary payable under the agreement); and

(b)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the chief financial officer as of the date of the change of control.

On October 8, 2010, we issued an aggregate of 1,500,000 stock options exercisable at $0.25 per share to officers and directors of our company. The options expire on October 8, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2011 and 2010 for professional services rendered by Malone & Bailey, PC, of Houston, Texas for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2011	2010
Audit Fees and Audit Related Fees	$52,594	$60,700
Tax Fees	$10,000	$17,750
All Other Fees	Nil	Nil
Total	$62,594	$78,450

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

10.26

Option Agreement dated November 22, 2010 between Provident Energy Associates of Montana, LLC and Knightwall Invest, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2010)

10.27

Conversion and Loan Modification Agreement dated as of October 1, 2011 between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.28

Note Purchase Agreement dated as of October 1, 2011, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.29	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.30	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

(21)	Subsidiaries

21.1	Arkanova Development LLC (Nevada Limited Liability Company)

Arkanova Acquisition Corporation (Delaware)
Prism Corporation (Oklahoma)
Provident Energy of Montana, LLC (Montana Limited Liability Company)

(23)	Consents of Experts and Counsel

23.1*	Consent of MaloneBailey, LLP

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Report of Gustavson Associates dated December 28, 2010 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on January 12, 2011)

99.2*	Report of Gustavson Associates dated December 16, 2011 on Montana Properties

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
Dated: December 29, 2011

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: December 29, 2011

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 29, 2011

/s/ Erich Hofer
By: Erich Hofer
Director
Dated: December 29, 2011