Form 10-Q
period 2011-12-31
ARKANOVA ENERGY CORP.
filed 2012-02-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
Yes[ ] No[ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

46,514,115 common shares issued and outstanding as at February 7, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended December 31, 2011 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2011	2011

ASSETS
Cash and cash equivalents	$102,142	$218,741
Oil and gas receivables	217,457	165,345
Prepaid expenses and other	13,826	8,555
Other receivables	111,576	41,764
Total current assets	445,001	434,405
Property and equipment, net of accumulated depreciation of $191,063 and $165,561	319,081	336,834
Oil and gas properties, full cost method
Evaluated, net of accumulated depreciation of $16,182,750 and $16,114,132	2,027,833	2,267,009
Other Assets	97,000	97,000
Total assets	$2,888,915	$3,135,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$612,064	$1,229,502
Accrued liabilities	119,138	726,164
Notes payable	7,327,232	12,334,490
Derivative liability	26,810	90,932
Total current liabilities	8,085,244	14,381,088
Loans payable	14,471	18,245
Asset retirement obligations	113,476	133,319
Total liabilities	8,213,191	14,532,652

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 46,514,115 (September 30, 2011 – 43,309,367) shares issued and outstanding	46,514	43,309
Additional paid-in capital	18,503,507	17,737,572
Retained deficit	(23,874,297)	(29,178,285)
Total stockholders’ deficit	(5,324,276)	(11,397,404)
Total liabilities and stockholders’ deficit	2,888,915	$3,135,248

See accompanying notes to (unaudited) consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2011	2010

Revenue
Oil and gas sales	$253,350	$264,799
Operator income	20,250	–
Total revenue	273,600	264,799

Expenses
General and administrative expenses	313,136	823,417
Oil and gas production costs	261,846	662,460
Accretion expenses	668	4,430
Depletion	68,618	38,219
Operating income (loss)	(370,668)	(1,263,727)
Other income (expenses)
Interest expense	(113,625)	(197,597)
Gain on derivative liability	64,122	2,607
Gain on transfer of oil & gas properties	161,029	–
Gain on settlement of debt	5,563,130	–
Net income (loss)	$5,303,988	$(1,458,717)
Earnings (loss) per share – basic and diluted	$0.11	$(0.03)
Basic weighted average common shares outstanding	46,131,000	42,299,000
Diluted weighted average common shares outstanding	46,202,000	42,299,000

See accompanying notes to (unaudited) consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2011	2010

Operating Activities
Net income (loss)	$5,303,988	$(1,458,717)

Adjustment to reconcile net income (loss) to net cash used in operating activities:

Accretion	668	4,430
Depreciation	25,502	20,128
Depletion	68,618	38,219
Gain on derivative liability	(64,122)	(2,607)
Gain on transfer of oil and gas properties	(161,029)	–
Gain on settlement of debt	(5,563,130)	–
Stock-based compensation	–	397,026

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(75,083)	275,345
Oil and gas receivables	(52,112)	(37,616)
Accounts payable and accrued liabilities	(676,060)	(1,539,216)
Accrued interest	112,974	178,267
Due to related parties	–	(794)

Net Cash Used in Operating Activities	(1,079,786)	(2,125,535)

Investing Activities

Purchase of equipment	(7,750)	–
Proceeds from sale of oil and gas property	–	1,600,000
Oil and gas property expenditures	(18,031)	(621,357)

Net Cash (Used in) Provided by Investing Activities	(25,781)	978,643

Financing Activities

Principal payments on debt	(11,032)	(10,778)
Proceeds from issuance of promissory notes	1,000,000	–
Proceeds from exercise of stock options	–	18,750

Net Cash Provided by Financing Activities	988,968	7,972

Net Change in Cash	(116,599)	(1,138,920)

Cash and cash equivalents – beginning of period	218,741	1,656,634

Cash and cash equivalents – end of period	$102,142	$517,714

Supplemental Cash Flow and Other Disclosures (Note 11)

See accompanying notes to (unaudited) consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements
(unaudited)

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“we”, “our”, “Arkanova” or the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2011. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $23,874,297 since inception and has a negative working capital of $7,640,243 at December 31, 2011. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

As at December 31 and September 30, 2011, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at December 31 and September 30, 2011 was $2,027,833 and $2,267,009, respectively.

(a)

On April 9, 2010, Arkanova’s subsidiary, Provident Energy Associates of Montana, LLC. (“Provident”), entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. (“Knightwall”). Pursuant to the agreement, Provident agreed to sell to Knightwall 30% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000 (received). The $5,500,000 received prior to September 30, 2010 was applied against the full cost pool as of September 30, 2010. The $1,500,000 received during the year ended September 30, 2011, was applied against the full cost pool.

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

(c)

On October 21, 2011, Arkanova’s wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition”), entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited (“Aton”) pursuant to which Aton agreed to convert $6,000,000 of the remaining principal balance of the note described in Note 5(b) (the “2009 Note”) into a ten percent (10%) working interest in the oil and gas leases comprising the Company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The Company recognized a gain of $161,029 on the transfer of the 10% interest.

NOTE 4: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the table below:

	For the Three Months Ended December 31,
	2011			2010
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Income (Loss)	Outstanding	Per Share	Income (Loss)	Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$5,303,988	46,131,000	$0.11	$(1,458,717)	42,299,000	$(0.03)
Effective of Dilutive Securities:
Stock options and other	–	71,000	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$5,303,988	46,202,000	$0.11	$(1,458,717)	42,299,000	$(0.03)

NOTE 5: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. At April 16, 2009, accrued interest of $30,000 was recorded. On April 17, 2009, this note was modified whereby the maturity date was extended to April 17, 2010 and the accrued interest on the note at the date of modification was added to the principal balance for a modified principal amount outstanding of $330,000. On April 17, 2010, Arkanova paid interest of $33,000 to the note holder and extended the maturity date to July 17, 2010. On July 17, 2010, Arkanova repaid principal amount of $30,000 and interest of $8,250 and extended the maturity date to October 17, 2010. On October 17, 2010, Arkanova paid interest of $7,500 to the note holder and extended the maturity date to January 17, 2011. On January 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to July 17, 2011. On July 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to October 17, 2011. On October 17, 2011, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to January 17, 2012. On January 17, 2012, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to April 17, 2012. Refer to Note 12.

Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring. The promissory note bears interest at 10% per annum, is due on demand at any time after April 17, 2012 and may be secured against Arkanova’s oil, gas and mineral leases in Phillips and Monroe County, Arkansas, and any wells located on acreage covered by such leases that are owned and operated by Arkanova, right-of-ways and easements and Arkanova’s share of production obtained from such wells, if any. The promissory note may be prepaid in whole or in part at any time prior to April 17, 2012 without penalty. In the event that Arkanova completes a subsequent debt or equity financing of $5,000,000 or more prior to April 17, 2012, Arkanova is obligated to repay the promissory note, plus accrued interest, from the proceeds of the financing. In the event that Arkanova defaults on the promissory note, and unless such default is waived in writing by the holder, the holder may consider the promissory note immediately due and payable without presentment, demand, protest or notice of any kind. Under such circumstances, interest shall accrue on the principal amount from the date of default at the rate of 16% per annum, or the maximum rate allowed by applicable law, whichever is lower.

(b)

On October 1, 2009, the Company’s subsidiary borrowed $1,168,729 and consolidated its outstanding promissory note balances into one promissory note in the principal amount for $12,000,000 (the “2009 Note”). The loan also adds accrued interest of $818,771 to this principal amount. The 2009 Note bears interest at 6% per annum, was due on September 30, 2011, and is secured by our guarantee and also a pledge of our wholly owned subsidiary, Provident. Interest is payable 10 days after maturity in common shares. The number of shares payable will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the 2009 Note matures. On October 22, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited to settle interest payment of $720,000 on the 2009 Note, resulting in a loss of settlement of debt of $49,140. (Refer to Note 6).

As further consideration for this 2009 Note, Arkanova issued the note holder 821,918 common shares with a fair value of $240,000 during the fiscal year ended September 30, 2010. On October 26, 2010, Arkanova issued an additional 878,049 common shares with a fair value of $240,000. Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and determined the debt modification was substantial and qualified as a debt extinguishment. The additional stock due was valued at $480,000 and is expensed as a loss on extinguishment of debt during the quarter ended December 31, 2009.

On October 21, 2011, the Company’s subsidiary entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with the note holder which were effective as of October 1, 2011, and pursuant to which the note holder agreed to (i) convert $6,000,000 of the remaining principal balance of the 2009 Note into a ten percent (10%) working interest in the oil and gas leases comprising the Company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, (ii) loan our subsidiary an additional $1,000,000 (the “Additional Loan Amount”), (iii) consolidate the remaining post-conversion outstanding principal balance under the 2009 Note and the Additional Loan Amount into one new promissory note in the principal amount of $7,000,000 (the “2011 Note”).

The 2011 Note bears interest at the rate of 6% per annum, is due and payable on September 30, 2012, and, as was the case with the 2009 Note, is secured by a pledge of all of Acquisition’s interest in its wholly owned subsidiary, Provident. Interest on the 2011 Note is payable 10 days after maturity in shares of common stock. The number of shares of common stock payable as interest on the 2011 Note will be determined by dividing $420,000 by the average stock price over the 15 business day period immediately preceding the date on which the 2011 Note matures.

Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a troubled debt restructuring rather than a debt modification or debt extinguishment. The 10% working interest in Arkanova’s oil and gas properties was revalued at fair market value and a gain on transfer of assets of $161,029 was recognized by Arkanova. Arkanova also recorded a gain on settlement of debt of $5,612,270 equal to the difference between the carrying value of the debt and the fair value of the assets transferred. Pursuant to ASC 470-60, if the remaining debt is continued with a modification of terms, it is necessary to compare the total future cash flows of the restructured debt with the carrying value of the original debt. If the total future cash flows of the restructured debt exceed the total carrying amount at the time of restructuring, no adjustment is made to the carrying value of the debt. Arkanova did not change the carrying amount of the debt as the total future cash payments are greater than the carrying value of the note.

NOTE 6: COMMON STOCK

Common stock

On October 25, 2011, Arkanova issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. Refer to Note 5(b).

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

During the three months ended December 31, 2011, Arkanova did not issue any stock options. During the three months ended December 31, 2010, Arkanova granted 1,725,000 stock options, exercisable at $0.25 per share and expire on October 8, 2015. The weighted average grant date fair value of stock options granted during the three months ended December 31, 2010 was $0.25.

During the three months ended December 31, 2011, no stock option was exercised. During the three months ended December 31, 2010, 75,000 stock options were exercised. Arkanova recorded stock-based compensation of $nil and $397,026, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$
Outstanding, September 30, 2010	3,303,333	0.38
Granted	1,725,000	0.25
Exercised	(75,000)	0.25
Outstanding, September 30, 2011	4,953,333	0.33
Granted	–	–
Exercised	–	–
Outstanding, December 31, 2011	4,953,333	0.33	2.60	10
Exercisable, December 31, 2011	4,953,333	0.33	2.60	10

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2011	2010

Expected dividend yield	–	0.00%
Expected volatility	–	214%
Expected life (in years)	–	2.50
Risk-free interest rate	–	0.45%

At December 31, 2011, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $10 intrinsic value associated with the outstanding options at December 31, 2011.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted
		Average Exercise	Weighted Average	Aggregate
	Number of	Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2010 and 2011	1,133,061	0.49

Issued	–	–

Outstanding, December 31, 2011	1,133,061	0.49	1.21	–

As at December 31, 2011, the following common share purchase warrants were outstanding:

		Remaining
	Exercise Price	Contractual Life
Number of Warrants	$	(year)
294,425	1.00	0.84
100,000	1.00	2.00
738,636	0.22	1.25

1,133,061

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

The warrants issued during the year ended September 30, 2008 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, the fair value of the derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants are recognized currently in earnings in the consolidated statement of operations under the caption “Gain (loss) on derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants at the end of the three months ended December 31, 2011, were determined using a lattice model and the changes in fair value were recognized in the consolidated statements of operations.

Initially, Arkanova evaluated all of its financial instruments and determined that 250,000 warrants associated with a March 2008 financing qualified for treatment under ASC 815-15 and adjusted its financial statements to reflect the adoption of the ASC 815-15 as of October 1, 2009. The fair value of these warrants were reclassified as of October 1, 2009 in the amount of $85,461 from additional paid-in capital with $59,546 to derivative liability and the remaining cumulative effect of the change in accounting principle in the amount of $25,915 was recognized as an adjustment to the opening balance of retained earnings. The impact of ASC 815-15 for the year ending September 30, 2010 resulted in a decrease in the derivative liability of $5,880 with a corresponding income of $5,880 on derivative instruments.

The warrants were valued as of December 31, 2011 using a multi-nominal lattice model with the following assumptions:

  The 5 year warrants issued to the investor on March 19, 2008 included 250,000 warrants adjusted to 601,852 with an exercise price of $0.65 reset to $0.27 in 2009 and reset from 601,852 to 738,636 shares following the October 11, 2011 reset to an exercise price of $0.22.

  The stock price would fluctuate with Company projected volatility.

  The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year
September 30, 2011	155%	241%	328%	361%	417%
December 31, 2011	159%	240%	319%	373%	409%

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

  No warrants have been exercised or expired.

The impact of ASC 815-15 for the three months ending December 31, 2011 resulted in a decrease in the derivative liability of $64,122 with a corresponding gain of $64,122 on derivative instruments. The fair value of the derivative liability was $26,810 and $90,932 at December 31, 2011 and September 30, 2011, respectively.

NOTE 8: FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2011 as follows:

Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2011
Liabilities:
Derivative Liabilities	$–	$–	$90,932	$90,932

Total liabilities measured at fair value	$–	$–	$90,932	$90,932

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of December 31, 2011 as follows:

Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2011
Liabilities:
Derivative Liabilities	$–	$–	$26,810	$26,810

Total liabilities measured at fair value	$–	$–	$26,810	$26,810

NOTE 9: COMMITMENTS

See Note 5.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On October 17, 2010, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to January 17, 2011. On January 17, 2011, Arkanova further extended the maturity date to April 17, 2011. On April 17, 2011, Arkanova further extended the maturity date to July 17, 2011. On July 17, 2011, Arkanova further extended the maturity date to October 17, 2011. On October 17, 2011, Arkanova further extended the maturity date to January 17, 2012. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 5(a).

(c)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,979 per month over the term of the lease.

NOTE 10: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Three months
	ended	Year ended
	December 31,	September 30,
	2011	2011

Asset retirement obligations, beginning of period	$133,319	$186,902
Revision due to property sales	(20,511)	(63,836)
Accretion expense	668	10,253

Asset retirement obligations, end of period	$113,476	$133,319

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

During the three months ended December 31, 2011, the Company reduced the asset retirement obligations by $20,511 due to the sale of 10% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Refer to Note 3(c).

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2011	2010
Supplemental Disclosures:

Interest paid	$7,500	$–
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$58,623	$–
Shares issued to extinguish liability	$–	$960,000
Shares issued to settle liability	$720,000	$–
Asset retirement obligation revision due to property sales	$20,511	$57,400

NOTE 12: SUBSEQUENT EVENT

On January 17, 2012, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to April 17, 2012. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 5(a).

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

Results of Operations for the Three Months Ended December 31, 2011

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2011 which are included herein:

	December 31,	December 31,
	2011	2010
Revenue	$273,600	$264,799
Expenses	$644,268	1,528,526
Net Income/(Loss)	$5,303,988	$(1,458,717)

Revenues

During the three months ended December 31, 2011, we generated $273,600 in revenue as compared to revenues of $264,799 during the three months ended December 31, 2010. The increase in revenues is a result of the higher average price of crude oil.

Expenses

Expenses decreased during the three months ended December 31, 2011 to $644,268 as compared to $1,528,526 during the three months ended December 31, 2010. The decrease is largely as a result of having completed upgrades to batterys, wells and the equipment on the lease in 2010. General and administrative expenses decreased to $313,136 for the three months ended December 31, 2011 compared to $823,417 for the three months ended December 31, 2010. The main components of our general and administrative expenses during the three months ended December 31, 2011 included employment compensation expenses of $142,129, professional and audit fees of $51,328 and other general and administrative expenses of $119,679. Oil and gas production costs decreased to $261,846 for the three months ended December 31, 2011 compared to $662,460 for the three months ended December 31, 2010 due to prior year expenditures upgrading the infrastructure of the lease. Accretion expenses decreased to $668 for the three months ended December 31, 2011 compared to $4,430 for the three months ended December 31, 2010. Depletion expenses increased to $68,618 for the three months ended December 31, 2011 compared to $38,219 for the three months ended December 31, 2010.

Interest Expense

Interest expense decreased during the three months ended December 31, 2011 to $113,625 as compared to $197,597 during the three months ended December 31, 2010 due to the partial settlement of a loan on October 1, 2011.

Gain on Derivative liability

Gain on derivative liability increased to $64,122 for the three months ended December 31, 2011 compared to $2,607 for the three months ended December 31, 2010 as a result of a greater decrease in our stock price during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. Our stock price is one of the primary factors in determining the value of the derivative liability.

Gain on transfer of oil and gas properties

Gain on transfer of oil and gas properties increased to $161,029 for the three months ended December 31, 2011 compared to $nil for the three months ended December 31, 2010 due to the partial settlement of debt by transferring oil and gas properties.

Gain on Settlement of Debt

Gain on settlement of debt increased to $5,563,130 for the three months ended December 31, 2011 compared to $nil for the three months ended December 31, 2010 due to the partial settlement of debt by transferring oil and gas properties.

Liquidity and Capital Resources

Working Capital

	At December 31,	At September 30,
	2011	2011
Current assets	$445,001	$434,405
Current liabilities	8,085,244	14,381,088
Working capital (deficiency)	$(7,640,243)	$(13,946,683)

We had cash and cash equivalents of $102,142 and a working capital deficiency of $7,640,243 as at December 31, 2011 compared to cash and cash equivalents of $218,741 and a working capital deficiency of $13,946,683 as of September 30, 2011. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $6,875,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period
Lease Acquisition Costs	$	Nil
Exploration & Operating Costs
Drilling Costs		$5,375,000
Seismic Costs		Nil
Employee and Consultant Compensation		$800,000
Professional Fees		$100,000
General and Administrative Expenses		$600,000
Total		$6,875,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $6,875,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

On October 11, 2011, we issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited to settle interest payment of $720,000 on the 2011 Note resulting in a loss of settlement of debt of $49,140. On October 11, 2011, we adjusted the exercise price of the warrant to purchase 250,000 shares of common stock of our company which warrant was issued to John Thomas Bridge & Opportunity Fund on March 19, 2008 from $0.27 per share to $0.22 per share, which is the deemed price per share of the issuance to Anton Select Funds Limited.

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

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $800,000. As of December 31, 2011, we had seven employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek an annual salary of $222,000 and as of January 1, 2012 has temporarily reduced his salary to $2,000 per month until the company increases production on the MAX 1 horizontal. Mr. Denny also temporarily reduced his salary to an annual rate of $110,000.

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

Cash Used In Operating Activities

Operating activities used cash of $1,079,786 during the three months ended December 31, 2011 as compared to $2,125,535 during the three months ended December 31, 2010.

Cash from Investing Activities

Investing activities used cash of $25,781 during the three months ended December 31, 2011 as compared to investing activities providing cash of $978,643 during the three months ended December 31, 2010.

Cash from Financing Activities

Financing activities provided cash of $988,968 during the three months ended December 31, 2011 as compared to financing activities providing cash of $7,972 during the three months ended December 31, 2010.

Capital Expenditures

As of February 7, 2012, our company did not have any material commitments for capital expenditures.

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

Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2011, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2011, no impairment was recorded. During the year ended September 30, 2011, an impairment in the amount of $9,802,956 was recorded.

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

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2011 and 2010, we have no items that represent comprehensive loss and, therefore, have not included a schedule of comprehensive loss in the financial statements.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $23,874,297 as at December 31, 2011. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of December 31, 2011, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the two material weaknesses that were indentified in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff with U.S. GAAP expertise if we can obtain additional financing or our revenues increase.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11 2011, we issued 3,204,748 shares of our common stock to Aton Select Funds Limited. We issued the securities to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities.

On October 11, 2011, we adjusted the exercise price of the warrant to purchase 250,000 shares of common stock of our company which warrant was issued to John Thomas Bridge & Opportunity Fund on March 19, 2008 from $0.27 to $0.22.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

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

10.29	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.30	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

(21)	Subsidiaries

21.1	Arkanova Development LLC (Nevada Limited Liability Company)
Arkanova Acquisition Corporation (Delaware)
Prism Corporation (Oklahoma)
Provident Energy of Montana, LLC (Montana Limited Liability Company)

(31)	Section 302 Certification

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny

(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

(99)	Additional Exhibits

99.1	Report of Gustavson Associates dated December 28, 2010 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on January 12, 2011)

(101)	XBRL

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: February 14, 2012

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Dated: February 14, 2012