Form 10-Q
period 2012-03-31
ARKANOVA ENERGY CORP.
filed 2012-05-16
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-51612

(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

ii

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
46,514,115 common shares issued and outstanding as at May 14, 2012.

iii

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended March 31, 2012 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2012	2011

ASSETS
Cash and cash equivalents	$87,921	$218,741
Oil and gas receivables	164,583	165,345
Prepaid expenses and other	16,360	8,555
Other receivables	191,413	41,764
Total current assets	460,277	434,405
Property and equipment, net of accumulated depreciation of $216,555 and $165,561	293,590	336,834
Oil and gas properties, full cost method
Evaluated, net of accumulated depreciation of $16,247,673 and $16,114,132	1,988,153	2,267,009
Other Assets	97,000	97,000
Total assets	$2,839,020	$3,135,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$582,088	$1,229,502
Accrued liabilities	216,066	726,164
Due to related party	400,000	–
Notes payable	7,319,978	12,334,490
Derivative liability	22,488	90,932
Total current liabilities	8,540,620	14,381,088
Loans payable	10,625	18,245
Asset retirement obligations	118,189	133,319
Total liabilities	8,669,434	14,532,652

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 46,514,115 (September 30, 2011 – 43,309,367) shares issued and outstanding	46,514	43,309
Additional paid-in capital	18,503,507	17,737,572
Retained deficit	(24,380,435)	(29,178,285)
Total stockholders’ deficit	(5,830,414)	(11,397,404)
Total liabilities and stockholders’ deficit	$2,839,020	$3,135,248

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011

Revenue
Oil and gas sales	$239,595	$377,151	$492,945	$641,950
Operator income	20,250	13,500	40,500	13,500
Total revenue	259,845	390,651	533,445	655,450

Expenses
General and administrative expenses	323,919	402,709	637,057	1,226,126
Oil and gas production costs	264,297	461,613	526,143	1,124,073
Accretion expenses	4,713	3,105	5,381	7,535
Depletion	64,923	66,435	133,541	104,654
Gain on transfer of oil & gas properties	–	–	(161,029)	–
Operating loss	(398,007)	(543,211)	(607,648)	(1,806,938)
Other income (expenses)
Interest expense	(112,451)	(178,162)	(226,076)	(375,759)
Gain (loss) on derivative liability	4,322	(1,472)	68,444	1,135
Gain on settlement of debt	–	–	5,563,130	–
Net income (loss)	$(506,136)	$(722,845)	$4,797,850	$(2,181,562)
Earnings (loss) per share – basic and diluted	$(0.01)	$(0.02)	$0.10	$(0.05)
Basic weighted average common shares outstanding	46,514,000	43,309,000	46,321,000	42,799,000
Diluted weighted average common shares outstanding	46,514,000	43,309,000	46,345,000	42,799,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2012	2011

Operating Activities
Net income (loss)	$4,797,850	$(2,181,562)

Adjustment to reconcile net income (loss) to net cash used in operating activities:

Accretion	5,381	7,535
Depreciation	50,994	40,690
Depletion	133,541	104,654
Gain on derivative liability	(68,444)	(1,135)
Gain on transfer of oil and gas properties	(161,029)	–
Gain on settlement of debt	(5,563,130)	–
Stock-based compensation	–	401,325

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(157,454)	271,271
Oil and gas receivables	762	(160,363)
Accounts payable and accrued liabilities	(678,903)	(1,350,599)
Accrued interest	209,902	358,850
Due to related parties	–	(794)

Net Cash Used in Operating Activities	(1,430,530)	(2,510,128)

Investing Activities

Purchase of equipment	(7,750)	(23,218)
Proceeds from sale of oil and gas property	–	1,600,000
Oil and gas property expenditures	(70,408)	(742,301)

Net Cash (Used in) Provided by Investing Activities	(78,158)	834,481

Financing Activities

Bank indebtedness	–	21,874
Principal payments on debt	(22,132)	(21,611)
Loan from related party	400,000	–
Proceeds from issuance of promissory notes	1,000,000	–
Proceeds from exercise of stock options	–	18,750

Net Cash Provided by Financing Activities	1,377,868	19,013

Net Change in Cash	(130,820)	(1,656,634)

Cash and cash equivalents – beginning of period	218,741	1,656,634

Cash and cash equivalents – end of period	$87,921	$–

Supplemental Cash Flow and Other Disclosures (Note 11)

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2011. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $24,380,435 since inception and has a negative working capital of $8,080,343 at March 31, 2012. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

As at March 31, 2012 and September 30, 2011, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at March 31, 2012 and September 30, 2011 was $1,988,153 and $2,267,009, respectively.

(a)

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

NOTE 4: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended March 31,
	2012			2011

		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:

Income (loss) attributable to common stock	$(506,136)	46,514,000	$(0.01)	$(722,845)	43,309,000	$(0.02)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(506,136)	46,514,000	$(0.01)	$(722,845)	43,309,000	$(0.02)

	For the Six Months Ended March 31,
	2012			2011

		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:

Income (loss) attributable to common stock	$4,797,850	46,321,000	$0.10	$(2,181,562)	42,799,000	$(0.05)
Effective of Dilutive Securities:
Stock options and other	–	24,000	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$4,797,850	46,345,000	$0.10	$(2,181,562)	42,799,000	$(0.05)

NOTE 5: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. This note’s maturity date has been extended through several extensions from April 16, 2009 through April 17, 2012. On April 17, 2012, Arkanova paid interest of $7,500 to the note holder and further extended the maturity date to July 17, 2012. Refer to Note 12.

Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring.

(b)

On October 1, 2009, the Company’s subsidiary borrowed $1,168,729 and consolidated its outstanding promissory note balances into one promissory note in the principal amount for $12,000,000 (the “2009 Note”). The loan also adds accrued interest of $818,771 to this principal amount. The 2009 Note bears interest at 6% per annum, is due on September 30, 2011, and is secured by our guarantee and also a pledge of our wholly owned subsidiary, Provident. Interest is payable 10 days after maturity in common shares. The number of shares payable will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the 2009 Note matures. On October 22, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the 2009 Note of $12,000,000. On October 25, 2011, Arkanova issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited to settle interest payment of $720,000 on the 2009 Note, resulting in a loss of settlement of debt of $49,140. (Refer to Note 6).

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

(c)	During the six months ended March 31, 2012, the Company received a $400,000 loan from the President of the Company, which is non interest bearing and is to be repaid by September 30, 2012.

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

During the six months ended March 31, 2012, Arkanova did not issue any stock options. During the six months ended March 31, 2012, no stock option was exercised. During the six months ended March 31, 2012 and 2011 Arkanova recorded stock-based compensation of $nil and $401,325, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2011	4,953,333	0.33
Granted	–	–
Exercised	–	–
Outstanding, March 31, 2012	4,953,333	0.33	2.35	–
Exercisable, March 31, 2012	4,953,333	0.33	2.35	–

At March 31, 2012, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding options at March 31, 2012.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2011	1,133,061	0.49

Issued	–	–

Outstanding, March 31, 2012	1,133,061	0.49	0.96	–

As at March 31, 2012, the following common share purchase warrants were outstanding:

	Exercise Price	Remaining Contractual Life
Number of Warrants	$	(year)
294,425	1.00	0.59
100,000	1.00	1.75
738,636	0.22	1.00

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

The Warrants are subject to adjustment pursuant to certain events, including a full ratchet reset feature. Additionally, the number of shares of common stock to be received upon the exercise of the Warrants (the “Warrant Shares”) and the exercise price of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.

The warrants issued during the year ended September 30, 2008 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, the fair value of the derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants are recognized currently in earnings in the consolidated statement of operations under the caption “Gain (loss) on derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants at the end of the six months ended March 31, 2012, were determined using a lattice model and the changes in fair value were recognized in the consolidated statements of operations.

The warrants were valued as of March 31, 2012 using a multi-nominal lattice model with the following assumptions:

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

  The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year
September 30, 2011	155%	241%	328%	361%	417%
March 31, 2012	180%	246%	319%	388%	403%

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

The impact of ASC 815-15 for the six months ending March 31, 2012 resulted in a decrease in the derivative liability of $68,444 with a corresponding gain of $68,444 on derivative instruments. The fair value of the derivative liability was $22,488 and $90,932 at March 31, 2012 and September 30, 2011, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of March 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative Liabilities	$–	$–	$22,488	$22,488

Total liabilities measured at fair value	$–	$–	$22,488	$22,488

NOTE 9: COMMITMENTS

See Note 5.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

NOTE 10: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Six months
	ended	Year ended
	March 31,	September 30,
	2012	2011

Asset retirement obligations, beginning of period	$133,319	$186,902
Revision due to property sales	(20,511)	(63,836)
Accretion expense	5,381	10,253

Asset retirement obligations, end of period	$118,189	$133,319

During the six months ended March 31, 2012, the Company reduced the asset retirement obligations by $20,511 due to the sale of 10% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Refer to Note 3(c).

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Supplemental Disclosures:

Interest paid	$16,175	$15,000
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$31,489	$–
Shares issued to extinguish liability	$–	$960,000
Shares issued to settle liability	$720,000	–
Asset retirement obligation revision due to property sales	$20,511	$57,400

NOTE 12: SUBSEQUENT EVENT

On April 17, 2012, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to July 17, 2012. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 5(a).

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

Results of Operations for the Three and Six Months Ended March 31, 2012

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the six months ended March 31, 2012 which are included herein:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Revenue	$259,845	$390,651	$533,445	$655,450
Expenses	$657,852	$933,862	$1,141,093	$2,462,388
Net Income/(Loss)	$(506,136)	$(722,845)	$4,797,850	$(2,181,562)

Revenues

During the three months ended March 31, 2012, we generated 33.5% less revenue as compared to revenues during the three months ended March 31, 2011. The decrease in revenues is a result of the 10% working interest sale to Aton Select Fund on October 1, 2011.

During the six months ended March 31, 2012, we generated 18.6% less revenue as compared to revenues during the six months ended March 31, 2011. The decrease in revenues is a result of the 10% working interest sale to Aton Select Fund on October 1, 2011.

Expenses

Expenses decreased during the three months ended March 31, 2012 by 29.6% compared to the three months ended March 31, 2011. The decrease is largely as a result of the decrease in officer salaries. General and administrative expenses decreased to $323,919 for the three months ended March 31, 2012 compared to $402,709 for the three months ended March 31, 2011. The main components of our general and administrative expenses during the three months ended March 31, 2012 included employment compensation expenses of $89,015, professional and audit fees of $116,162 and other general and administrative expenses of $118,742. Oil and gas production costs decreased to $264,297 for the three months ended March 31, 2012 compared to $461,613 for the three months ended March 31, 2011 due to prior year expenditures upgrading the infrastructure of the lease. Accretion expenses increased to $4,713 for the three months ended March 31, 2012 compared to $3,105 for the three months ended March 31, 2011. Depletion expenses decreased to $64,923 for the three months ended March 31, 2012 compared to $66,435 for the three months ended March 31, 2011.

Expenses decreased during the six months ended March 31, 2012 by 53.7% compared to the six months ended March 31, 2011. The decrease is largely as a result of completion of the upgrades to the lease last year. General and administrative expenses decreased to $637,057 for the six months ended March 31, 2012 compared to $1,226,126 for the six months ended March 31, 2011. The main components of our general and administrative expenses during the six months ended March 31, 2012 included employment compensation expenses of $231,144, professional and audit fees of $167,490 and other general and administrative expenses of $238,423. Oil and gas production costs decreased to $526,143 for the six months ended March 31, 2012 compared to $1,124,073 for the six months ended March 31, 2011 due to prior year expenditures upgrading the infrastructure of the lease. Accretion expenses decreased to $5,381 for the six months ended March 31, 2012 compared to $7,535 for the six months ended March 31, 2011. Depletion expenses increased to $133,541 for the six months ended March 31, 2012 compared to $104,654 for the six months ended March 31, 2011.

Interest Expense

Interest expense decreased during the three months ended March 31, 2012 to $112,451 as compared to $178,162 during the three months ended March 31, 2011 due to the partial settlement of a loan on October 1, 2011.

Interest expense decreased during the six months ended March 31, 2012 to $226,076 as compared to $375,759 during the six months ended March 31, 2011 due to the partial settlement of a loan on October 1, 2011.

Gain on Derivative liability

Gain on derivative liability increased to $4,322 for the three months ended March 31, 2012 compared to a loss of $1,472 for the three months ended March 31, 2011 as a result of a greater decrease in our stock price during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our stock price is one of the primary factors in determining the value of the derivative liability.

Gain on derivative liability increased to $68,444 for the six months ended March 31, 2012 compared to $1,135 for the six months ended March 31, 2011 as a result of a greater decrease in our stock price during the six months ended March 31, 2012 as compared to the six months ended March 31, 2011. Our stock price is one of the primary factors in determining the value of the derivative liability.

Gain on transfer of oil and gas properties

Gain on transfer of oil and gas properties increased to $161,029 for the six months ended March 31, 2012 compared to $nil for the six months ended March 31, 2011 due to the partial settlement of debt by transferring oil and gas properties.

Gain on Settlement of Debt

Gain on settlement of debt increased to $5,563,130 for the six months ended March 31, 2012 compared to $nil for the six months ended March 31, 2011 due to the partial settlement of debt by transferring oil and gas properties.

Liquidity and Capital Resources

Working Capital

	March 31, 2011	September 30, 2011
	(Unaudited)	(Audited)
Current assets	$460,277	$434,405
Current liabilities	8,540,620	14,381,088
Working capital (deficiency)	$(8,080,343)	$(13,946,683)

We had cash and cash equivalents of $87,921 and a working capital deficiency of $8,080,343 as at March 31, 2012 compared to cash and cash equivalents of $218,741 and a working capital deficiency of $13,946,683 as of September 30, 2011. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $8,200,000 for operating expenses during the next 12 months as set out below.

Estimated Expenses for the Next Twelve Month Period
Exploration & Operating Costs
Drilling Costs	$7,000,000
Seismic Costs	$-0-
Employee and Consultant Compensation	$600,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$8,200,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $8,200,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

On October 11, 2011, we issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited to settle interest payment of $720,000 on the 2011 Note resulting in a loss of settlement of debt of $49,140. On February 1, 2012, we adjusted the exercise price of the warrant to purchase 250,000 shares of common stock of our company which warrant was issued to John Thomas Bridge & Opportunity Fund on March 19, 2008 from $0.27 per share to $0.22 per share, which is the deemed price per share of the issuance to Anton Select Funds Limited.

On January 14, 2012 and on March 6, 2012, Pierre Mulacek, President and CEO of Arkanova Energy, loaned the company $200,000 on each date in a non-interest advance payable before September 30, 2012. Proceeds were and are used for ongoing expenses of the company.

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

Estimated Timeline of Exploration Activity on Property
Date	Objective
October 2012	Drill a vertical or horizontal Cut Bank or Alberta Bakken well. (Testing required)

June – September 2013 Recomplete 10 Cut Bank wells.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $800,000. As of March 31, 2012, we had seven employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek an annual salary of $222,000 and as of January 1, 2012 has temporarily reduced his salary to $2,000 per month until the company increases production on the MAX 1 horizontal. Mr. Denny also temporarily reduced his salary to an annual rate of $110,000.

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

Cash Used In Operating Activities

Net Cash used in operating activities used cash of $1,430,530 during the six months ended March 31, 2012 as compared to $2,510,128 during the six months ended March 31, 2011. The reason for the decrease is the completion of the field maintenance upgrades to the Montana oil lease and the salary reductions.

Cash from Investing Activities

Investing activities used cash of $78,158 during the six months ended March 31, 2012 as compared to investing activities providing cash of $834,481 during the six months ended March 31, 2011. The reason for the decrease is the completion of capital improvements in the prior period.

Cash from Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2012 was 1,377,868 compared to $19,013 in the six months ended March 31, 2011. The reason for the increase is funding received from related party and issuance of promissory notes.

Capital Expenditures

As of March 31, 2012, our company did not have any material commitments for capital expenditures.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $24,380,435 as at March 31, 2012. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of March 31, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the two material weaknesses that were indentified in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff with U.S. GAAP expertise if we can obtain additional financing or our revenues increase.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

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

On February 1, 2012, we adjusted the exercise price of the warrant to purchase 250,000 shares of common stock of our company which warrant was issued to John Thomas Bridge & Opportunity Fund on March 19, 2008 from $0.27 to $0.22.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(3)	(i) Articles of Incorporation and (ii) Bylaws
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
(4)	Instruments defining the rights of security holders including indentures
4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)
(10)	Material Contracts
10.1

10% Promissory Note dated July 14, 2008 issued by our company to Aton Select Fund Limited in the principal amount of $375,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008)

(3)	(i) Articles of Incorporation and (ii) Bylaws
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

(3)	(i) Articles of Incorporation and (ii) Bylaws
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
Dated: May 16, 2012

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 16, 2012