Form 10-Q
period 2012-06-30
ARKANOVA ENERGY CORP.
filed 2012-08-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
46,514,115 common shares issued and outstanding as at August 10, 2012.

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended June 30, 2012 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2012	2011

ASSETS
Cash and cash equivalents	$159,017	$218,741
Oil and gas receivables	104,285	165,345
Prepaid expenses and other	15,437	8,555
Other receivables	236,630	41,764
Total current assets	515,369	434,405
Property and equipment, net of accumulated depreciation of $183,416 and $165,561	173,095	336,834
Oil and gas properties, full cost method
Evaluated, net of accumulated depreciation of $16,308,673 and $16,114,132	2,070,108	2,267,009
Other Assets	97,000	97,000
Total assets	$2,855,572	$3,135,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$571,046	$1,229,502
Accrued liabilities	320,508	726,164
Due to related party	600,000	–
Notes payable	7,315,242	12,334,490
Derivative liability	11,286	90,932
Total current liabilities	8,818,082	14,381,088
Loans payable	6,704	18,245
Asset retirement obligations	120,960	133,319
Total liabilities	8,945,746	14,532,652

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 46,514,115 (September 30, 2011 – 43,309,367) shares issued and outstanding	46,514	43,309
Additional paid-in capital	18,503,507	17,737,572
Retained deficit	(24,640,195)	(29,178,285)
Total stockholders’ deficit	(6,090,174)	(11,397,404)
Total liabilities and stockholders’ deficit	$2,855,572	$3,135,248

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenue

Oil and gas sales	$193,384	$347,081	$686,329	$989,031
Operator income	20,250	15,750	60,750	29,250

Total revenue	213,634	362,831	747,079	1,018,281

Expenses

General and administrative expenses	228,723	375,997	865,780	1,602,123
Oil and gas production costs	123,121	379,270	649,264	1,503,343
Accretion expenses	2,771	961	8,152	8,496
Depletion	61,000	17,576	194,541	122,230
Gain on transfer of oil & gas properties	–	–	(161,029)	–

Operating loss	(201,981)	(410,973)	(809,629)	(2,217,911)

Other income (expenses)

Interest expense	(112,530)	(186,600)	(338,606)	(562,359)
Gain on derivative liability	11,202	6,711	79,646	7,846
Gain on settlement of debt	–	–	5,563,130	–
Gain on sale of oil & gas properties	–	995,911	–	995,911
Gain on disposal of equipment	43,549	–	43,549	–

Net income (loss)	$(259,760)	$405,049	$4,538,090	$(1,776,513)

Earnings (loss) per share – basic and diluted	$(0.01)	$0.01	$0.10	$(0.04)

Basic weighted average common shares outstanding	46,514,000	43,309,000	46,385,000	42,969,000
Diluted weighted average common shares outstanding	46,514,000	43,863,000	46,385,632	42,969,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2012	2011

Operating Activities
Net income (loss)	$4,538,090	$(1,776,513)

Adjustment to reconcile net income (loss) to net cash used in operating activities:

Accretion	8,152	8,496
Depreciation	78,487	60,714
Depletion	194,541	122,230
Gain on derivative liability	(79,646)	(7,846)
Gain on transfer of oil and gas properties	(161,029)	–
Gain on sale of oil and gas properties	–	(995,911)
Gain on settlement of debt	(5,563,130)	–
Gain on disposal of equipment	(43,549)	–
Stock-based compensation	–	401,325

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(201,748)	299,522
Oil and gas receivables	61,060	(35,255)
Accounts payable and accrued liabilities	(798,453)	(1,395,123)
Accrued interest	314,344	537,267
Due to related parties	–	(794)

Net Cash Used in Operating Activities	(1,652,881)	(2,781,888)

Investing Activities

Purchase of equipment	(7,750)	(37,890)
Proceeds from sale of oil and gas property	–	3,100,000
Proceeds from sale of equipment	136,550	–
Oil and gas property expenditures	(104,854)	(806,077)

Net Cash Provided by Investing Activities	23,946	2,256,033

Financing Activities

Principal payments on debt	(30,789)	(32,512)
Loan from related party	600,000	–
Proceeds from issuance of promissory notes	1,000,000	–
Proceeds from exercise of stock options	–	18,750

Net Cash Provided by (Used in) Financing Activities	1,569,211	(13,762)

Net Change in Cash	(59,724)	(539,617)

Cash and cash equivalents – beginning of period	218,741	1,656,634

Cash and cash equivalents – end of period	$159,017	$1,117,017

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2011. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2011 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $24,640,195 since inception and has a negative working capital of $8,302,713 at June 30, 2012. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

As at June 30, 2012 and September 30, 2011, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at June 30, 2012 and September 30, 2011 was $2,070,108 and $2,267,009, respectively.

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

NOTE 4: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2012			2011
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(259,760)	46,514,000	$(0.01)	$405,049	43,309,000	$0.01
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	554,000	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(259,760)	46,514,000	$(0.01)	$405,049	43,863,000	$0.01

	For the Nine Months Ended June 30,
	2012			2011
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$4,538,090	46,385,000	$0.10	$(1,776,513)	42,969,000	$(0.04)
Effective of Dilutive Securities:
Stock options and other	–	632	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$4,538,090	46,385,632	$0.10	$(1,776,513)	42,969,000	$(0.04)

NOTE 5: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. This note’s maturity date has been extended through several extensions from April 16, 2009 through July 17, 2012. On July 17, 2012, Arkanova further extended the maturity date to September 17, 2012. Refer to Note 12(c).

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

(c)

During the nine months ended June 30, 2012, the Company received a $400,000 loan and a $200,000 loan from the President of the Company, which are non-interest bearing. The $400,000 loan is to be repaid by September 30, 2012. The $200,000 loan has no terms of repayment. On July 5, 2012, the Company repaid the $200,000 loan. Refer to Note 12(b).

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

During the nine months ended June 30, 2012, Arkanova did not issue any stock options. During the nine months ended June 30, 2012, no stock option was exercised. During the nine months ended June 30, 2012 and 2011 Arkanova recorded stock-based compensation of $nil and $401,325, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2011	4,953,333	0.33

Granted	–	–
Exercised	–	–
Expired	(300,000)	1.35

Outstanding, June 30, 2012	4,653,333	0.27	2.25	–

Exercisable, June 30, 2012	4,653,333	0.27	2.25	–

At June 30, 2012, there was $nil of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $nil intrinsic value associated with the outstanding options at June 30, 2012.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Remaining	Intrinsic Value
	Options	$	Contractual Term	$

Outstanding, September 30, 2011	1,133,061	0.49

Issued	–	–

Outstanding, June 30, 2012	1,133,061	0.49	0.71	–

As at June 30, 2012, the following common share purchase warrants were outstanding:

	Exercise Price	Remaining Contractual Life
Number of Warrants	$	(year)
294,425	1.00	0.34
100,000	1.00	1.50
738,636	0.22	0.75

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

The warrants issued during the year ended September 30, 2008 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, the fair value of the derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants are recognized currently in earnings in the consolidated statement of operations under the caption “Gain (loss) on derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants at the end of the nine months ended June 30, 2012, were determined using a lattice model and the changes in fair value were recognized in the consolidated statements of operations.

The warrants were valued as of June 30, 2012 using a multi-nominal lattice model with the following assumptions:

-

The 5 year warrants issued to the investor on March 19, 2008 included 250,000 warrants adjusted to 601,852 with an exercise price of $0.65 reset to $0.27 in 2009 and reset from 601,852 to 738,636 shares following the October 11, 2011 reset to an exercise price of $0.22.

-	The stock price would fluctuate with Company projected volatility.

-

The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year
September 30, 2011	155%	241%	328%	361%	417%
June 30, 2012	187%	248%	317%	393%	400%

-

The Holder would not exercise the warrant as they become exercisable (effective registration is projected 4 months from issuance) at target price of 2 times the projected reset price or higher but would hold the warrants to maturity.

-	The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.

-	A 10% probability of a reset event and a projected financing in June at prices approximating 100% of market.

-	No warrants have been exercised or expired.

The impact of ASC 815-15 for the nine months ending June 30, 2012 resulted in a decrease in the derivative liability of $79,646 with a corresponding gain of $79,646 on derivative instruments. The fair value of the derivative liability was $11,286 and $90,932 at June 30, 2012 and September 30, 2011, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of June 30, 2012 as follows:

Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Liabilities:
Derivative Liabilities	$–	$–	$11,286	$11,286

Total liabilities measured at fair value	$–	$–	$11,286	$11,286

NOTE 9: COMMITMENTS

See Note 5.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

NOTE 10: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Nine months
	ended	Year ended
	June 30,	September 30,
	2012	2011

Asset retirement obligations, beginning of period	$133,319	$186,902
Revision due to property sales	(20,511)	(63,836)
Accretion expense	8,152	10,253

Asset retirement obligations, end of period	$120,960	$133,319

During the nine months ended June 30, 2012, the Company reduced the asset retirement obligations by $20,511 due to the sale of 10% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Refer to Note 3(a).

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Supplemental Disclosures:

Interest paid	$23,675	$22,500
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$139,998	$–
Shares issued to extinguish liability	$–	$960,000
Shares issued to settle liability	$720,000	–
Asset retirement obligation revision due to property sales	$20,511	$65,166

NOTE 12: SUBSEQUENT EVENT

(a)

On July 1, 2012, the Company’s subsidiary borrowed $1,000,000 and consolidated its 2011 Note as described in Note 5(b) into one promissory note in the principal amount for $8,315,000 (the “2012 Note”). The loan also adds accrued interest of $315,000 to this principal amount. The 2012 Note bears interest at 6% per annum, is due on June 30, 2013, and is secured by our guarantee and also a pledge of our wholly owned subsidiary, Provident. Interest on the 2012 Note shall be paid within 10 business days following the maturity date in shares of common stock of the Company. The number of shares of common stock shall be determined by dividing $498,900 by the average stock price of the Company over the 15 business day period immediately preceding the maturity date.

(b)	On July 5, 2012, the Company repaid a $200,000 loan to the President of the Company. Refer to Note 5(c).

(c)

On July 17, 2012, Arkanova extended the maturity date on the $300,000 promissory note due to Global Project Finance AG to September 17, 2012. The amount was unsecured, with an accrued interest at 10% per annum. Refer to Note 5(a).

(d)

On July 17, 2012, the Company entered into an executive employment agreement with the President of the Company, pursuant to which the Company agreed to pay an annual salary of $240,000 in consideration for carrying out the duties as an executive of the Company. In the event the Company undergoes a change of control event, the agreement will automatically terminate and the Company is required to pay the President an amount equal to the total of: i) $360,000 and ii) the cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the President as of the date of the change in control.

(e)

On July 17, 2012, the Company entered into an executive employment agreement with the Chief Financial Officer of the Company (the “CFO”), pursuant to which the Company agreed to pay an annual salary of $190,000 in consideration for carrying out the duties as an executive of the Company. In the event the Company undergoes a change of control event, the agreement will automatically terminate and the Company is required to pay the President an amount equal to the total of: i) $285,000 and ii) the cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the CFO as of the date of the change in control.

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

Results of Operations for the Three and Nine Months Ended June 30, 2012

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended June 30, 2012 which are included herein:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue	$213,634	$362,831	$747,079	$1,018,281
Expenses	$415,615	$773,804	$1,556,708	$3,236,192
Net Income/(Loss)	$(259,760)	$(405,049)	$(4,538,090)	$(1,776,513)

Revenues

During the three months ended June 30, 2012, we generated $213,634 in revenue from oil and gas sales as compared to revenue of $362,831 during the three months ended June 30, 2011. The decreased revenue during the three months ended June 30, 2012 is a result of the 10% working interest sale to Aton Select Fund on October 1, 2011.

During the nine months ended June 30, 2012, we generated $747,079 in revenue from oil and gas sales as compared to revenue of $1,018,281 during the nine months ended June 30, 2011. The decreased revenue during the nine months ended June 30, 2012 is a result of the 10% working interest sale to Aton Select Fund on October 1, 2011.

Expenses

Expenses decreased during the three months ended June 30, 2012 by 46% compared to the three months ended June 30, 2011. The decrease is largely as a result of the decrease in officer salaries in the current year and completion of the upgrades to the lease last year. General and administrative expenses decreased to $228,723 for the three months ended June 30, 2012 compared to $375,997 for the three months ended June 30, 2011. The main components of our general and administrative expenses during the three months ended June 30, 2012 included employment compensation expenses of $96,448, professional and audit fees of $15,425 and other general and administrative expenses of $116,850. Oil and gas production costs decreased to $123,121 for the three months ended June 30, 2012 compared to $379,270 for the three months ended June 30, 2011 due to prior year expenditures upgrading the infrastructure of the lease. Accretion expenses increased to $2,771 for the three months ended June 30, 2012 compared to $961 for the three months ended June 30, 2011. Depletion expenses increased to $61,000 for the three months ended June 30, 2012 compared to $17,576 for the three months ended June 30, 2011.

Expenses decreased during the nine months ended June 30, 2012 by 52 % compared to the nine months ended June 30, 2011. The decrease is largely as a result of the decrease in officer salaries in the current year and completion of the upgrades to the lease last year. General and administrative expenses decreased to $865,780 for the nine months ended June 30, 2012 compared to $1,602,123 for the nine months ended June 30, 2011. The main components of our general and administrative expenses during the nine months ended June 30, 2012 included employment compensation expenses of $327,592, professional and audit fees of $182,915 and other general and administrative expenses of $355,273. Oil and gas production costs decreased to $649,264 for the nine months ended June 30, 2012 compared to $1,503,343 for the nine months ended June 30, 2011 due to completion of the upgrades to the lease last year. Accretion expenses decreased to $8,152 for the nine months ended June 30, 2012 compared to $8,496 for the nine months ended June 30, 2011. Depletion expenses increased to $194,541 for the nine months ended June 30, 2012 compared to $122,230 for the nine months ended June 30, 2011.

Interest Expense

Interest expense decreased during the three months ended June 30, 2012 to $112,530 as compared to $186,600 during the three months ended June 30, 2011 due to the partial settlement of a loan as of October 1, 2011.

Interest expense decreased during the nine months ended June 30, 2012 to $338,606 as compared to $562,359 during the nine months ended June 30, 2011 due to the partial settlement of a loan as of October 1, 2011.

Gain on Derivative liability

Gain on derivative liability increased to $11,202 for the three months ended June 30, 2012 compared $6,711 for the three months ended June 30, 2011 as a result of a greater decrease in our stock price during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Our stock price is one of the primary factors in determining the value of the derivative liability.

Gain on derivative liability increased to $79,646 for the nine months ended June 30, 2012 compared to $7,846 for the nine months ended June 30, 2011 as a result of a greater decrease in our stock price during the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. Our stock price is one of the primary factors in determining the value of the derivative liability.

Gain on transfer of oil and gas properties

Gain on transfer of oil and gas properties increased to $161,029 for the nine months ended June 30, 2012 compared to $nil for the nine months ended June 30, 2011 due to the partial settlement of debt by transferring oil and gas properties.

Gain on Settlement of Debt

Gain on settlement of debt increased to $5,563,130 for the nine months ended June 30, 2012 compared to $nil for the nine months ended June 30, 2011 due to the partial settlement of debt by transferring oil and gas properties.

Liquidity and Capital Resources

Working Capital

	June 30, 2012	September 30, 2011
	(Unaudited)	(Audited)
Current assets	$515,369	$434,405
Current liabilities	8,818,082	14,381,088
Working capital (deficiency)	$(8,302,713)	$(13,946,683)

We had cash and cash equivalents of $159,017 and a working capital deficiency of $8,302,713 as at June 30, 2012 compared to cash and cash equivalents of $218,741 and a working capital deficiency of $13,946,683 as of September 30, 2011. In addition to funds required to eliminate our working capital deficiency, we anticipate that we will require approximately $11,450,000 for operating expenses during the next 12 months as set out below.

Estimated Expenses for the Next Twelve Month Period
Exploration & Operating Costs	$
Drilling Costs		$10,000,000
Seismic Costs		$-0-
Employee and Consultant Compensation		$600,000
Professional Fees		$250.000
General and Administrative Expenses		$600,000
Total		$11,450,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $11,450,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

On August 6, 2012, our wholly owned subsidiary entered into a Loan Modification Agreement and an Amended and Restated Note Purchase Agreement with Aton Select Funds Limited which were effective as of July 1, 2012, whereby Aton agreed to increase the amount outstanding under the 2011 Note by $1,000,000.00 (the “ 2012 Additional Loan Amount”) and consolidate the remaining balance under the 2011 Note and the 2012 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $8,315,000.00 (the “2012 Note”).

The 2012 Note bears interest at the rate of 6% per annum, is due and payable on June 30, 2013, is secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2012 Note is payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2012 Note will be determined by dividing $498,900 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2012 Note matures. Our subsidiary’s obligations under the 2012 Note are guaranteed by our company pursuant to a Guaranty Agreement dated as of July 1, 2012. We expect to receive the Additional Loan Amount evidenced by the foregoing amended and restated loan documents by the end of August 2012.

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $10,000,000 during the next twelve months, which will include drilling and, if warranted, completion costs for one horizontal well that has already been drilled to the Bakken. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain the needed funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
October 2013	Drill a vertical or horizontal Cut Bank or Alberta Bakken well. (Testing required) MAX 1 well update :
We continue our efforts to the testing of the Tribal MAX 1 horizontal well.
Adjustments are on going to target the best performance of the well.

This was the first successful horizontal well drilled in the Cut Bank Sand formation and there was not any existing data available and the data retrieved during this first well will be extremely valuable in the next Cut Bank or Bakken well to be drilled.

August – September	2013 - Recomplete 5 Cut Bank wells.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $850,000. On July 17, 2012, we entered into an executive employment agreement with Pierre Mulacek, our chief executive officer, president and a director of our company. We agreed to pay an annual salary of US$240,000 to Mr. Mulacek in consideration for him carrying out his duties as an executive of our company. On July17, 2012, we also entered into an executive employment agreement with Reginald Denny, our chief financial officer and a director of our company. We agreed to pay an annual salary of US$190,000 to Mr. Denny in consideration for him carrying out his duties as an executive of our company. The foregoing agreements were entered into as a result of the expiration of previous executive employment agreements with Mr. Denny and Mr. Mulacek.

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

Cash Used In Operating Activities

Net Cash used in operating activities used cash of $1,652,881 during the nine months ended June 30, 2012 as compared to $2,781,888 during the nine months ended June 30, 2011. The reason for the decrease is the completion of the field maintenance upgrades to the Montana oil lease and the salary reductions.

Cash from Investing Activities

Investing activities provided cash of $23,946 during the nine months ended June 30, 2012 as compared to investing activities providing cash of $2,256,033 during the nine months ended June 30, 2011. The reason for the decrease is the completion of capital improvements in the prior period.

Cash from Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2012 was 1,569,221 compared to $13,762 of net cash used in financing activities in the nine months ended June 30, 2011. The reason for the increase is funding received from related party and issuance of promissory notes.

Capital Expenditures

As of June 30, 2012, our company did not have any material commitments for capital expenditures.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $24,640,195 as at June 30, 2012. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

As of June 30, 2012, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our chief executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report due to the two material weaknesses that were indentified in our annual report on Form 10-K for the fiscal year ended September 30, 2011.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff with U.S. GAAP expertise if we can obtain additional financing or our revenues increase.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.29	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.30	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.31	Executive Employment Agreement dated July 17, 2012 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
10.32	Executive Employment Agreement dated July 17, 2012 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
10.33

Loan Modification Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).

10.34

Amended and Restated Note Purchase Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).

10.35	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.36	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
(21)	Subsidiaries

21.1	Arkanova Development LLC (Nevada Limited Liability Company)
Arkanova Acquisition Corporation (Delaware)
Prism Corporation (Oklahoma)
Provident Energy of Montana, LLC (Montana Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 28, 2010 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on January 12, 2011)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

“Pierre Mulacek”
By: Pierre Mulacek
President, Chief Executive Officer,
Secretary, Treasurer and Director
(Principal Executive Officer)
Dated: August 14, 2012

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 14, 2012