Form 10-K
period 2012-09-30
ARKANOVA ENERGY CORP.
filed 2012-12-31
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to________________

Commission file number 000-51612

Arkanova Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305 Camp Craft Road, Suite 525, Austin, TX 78746
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 512.222.0975

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]     No [X]

ii

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,667,697 based on a price of $0.06 per share, being the closing price of the registrant’s common stock as quoted on the OTC Bulletin Board on March 29, 2012.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 49,514,115 shares of common stock as at December 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

iii

PART I

FORWARD LOOKING STATEMENTS.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this report.

In this report, unless otherwise specified, all references to “common shares” refer to the shares of our common stock and the terms “we”, “us”, “our” and “Arkanova” mean Arkanova Energy Corporation.

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

We are a junior producing oil and gas company and are also engaged in the acquisition, exploration and development of prospective oil and gas properties. We hold mineral leases in Delores County, Lone Mesa State Park, Colorado and leasehold interests located in Pondera and Glacier Counties, Montana. Please see the information under the heading “Item 2. Properties” on page 11 of this annual report for a detailed description of our property interests, including disclosure of our oil and gas operations with respect to our Montana property.

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

As of December 31, 2012, we have not filed for any permits.

Employees

Our company is currently operated by Pierre Mulacek as our president, chief executive officer and director, and Reginald Denny as our chief financial officer and director. As of the date of this report, we had seven employees including Pierre Mulacek and Reginald Denny. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring any additional employees in the near future.

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

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other forward looking statements. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $25,334,021 as at September 30, 2012. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our properties in Colorado and Montana and/or future properties might not produce, and we might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Colorado and Montana in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

If drilling activity increases in Colorado, Montana or the southern United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

The geographic concentration of all of our other properties in Colorado and Montana subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in Lone Mesa State Park, Colorado and Pondera and Glacier Counties, Montana means that our properties could be affected by the same event should the region experience:

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

Our management evaluated our disclosure controls and procedures as of September 30, 2012 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2012 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Our common stock currently trades on a limited basis on OTCQB operated by the OTC Markets Group. Trading of our stock through OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 2. PROPERTIES

Executive Offices

Our executive and head offices are located at 305 Camp Craft Road, Suite 525, Austin, TX 78746. We lease the office on a month-to-month basis at a cost of $4,196.04 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

We currently hold property interests in counties in the United States, one county in the State of Colorado and two counties in the State of Montana as summarized below.

Montana Properties

On August 21, 2008, our wholly-owned subsidiary, Arkanova Acquisition Corporation, entered into a stock purchase agreement with Billie J. Eustice and the Gary L. Little Trust to acquire all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation, for a purchase price of $6,000,000.

Following the closing, we acquired all of the membership interests of Provident Energy of Montana, LLC (formerly known as Provident Energy Associates of Montana, LLC), which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties (the “Unit”), Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Two Medicine Cut Bank Sand Unit. The Unit, which covers approximately 9,900 acres, is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been

82 wells drilled on the Unit and there are currently 30 wells producing oil from the Unit. Ownership of these leasehold interests granted us the right to develop and produce all of the oil and gas reserves under the Unit.

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

On October 21, 2011, our subsidiary entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited which were effective as of October 1, 2011, and pursuant to which Aton agreed to, among other things, convert $6,000,000.00 of the remaining principal balance of the Promissory Note that our subsidiary issued to Aton on October 1, 2009 into a ten percent (10%) working interest in the oil and gas leases comprising our company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Outstanding Promissory Notes” for additional information.

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $79.31 and $78.22/barrel for liquids for September 30, 2012 and 2011. Future operating expenses and development costs are computed primarily by our company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing our company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

A report of Gustavson Associates dated December 16, 2011 on our Montana Properties was attached as an exhibit to our annual report on Form 10-K filed on December 29, 2011 and an updated report of Gustavson Associates dated December 18, 2012 on our Montana Properties is attached as an exhibit to this annual report.

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2012	2011

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	130,746	155,713
Revisions of previous estimates	(11,442)	(9,138)
Production	(11,511)	(15,829)
Transfer of oil and gas interest	(20,115)	–

Balance end of the year	87,678	130,746

Standardized Measure of Discounted Future Net Cash Flow

September 30, 2012
Future cash inflows	$6,953,704
Future production and development costs	(3,098,052)
Future income tax expenses	(1,349,478)
Future net cash flows	2,506,174
10% annual discount for estimated timing of cash flows	(988,624)
Standardized measure of discounted future net cash flows	$1,517,550

Production

During the year ended September 30, 2012, the average net sales price per barrel of oil received by contract was $78.10/barrel. The average net production cost was $80.77 per barrel. The high cost of production was due to upgrading flow lines, facilities, batterys, and well bores as the property was not maintained for several years. We are currently producing approximately 1,800 to 2,300 barrels per month and intend to eventually increase this production to over 3,000 barrels per month.

Productive Wells and Acreage

As of December 31, 2012, there were 82 oil wells on the lease of which 31 are now oil producing. This has increased from 12 wells that were producing in October 2008 at the time we acquired the property interests.

Undeveloped Acreage

All of the 9,900 acres on the Montana unit are considered to be developed and developmental acreage. Provident Energy, our wholly owned subsidiary, has worked with Schlumberger to develop infield vertical and horizontal drilling locations. We believe that the property has 80 acre spacing with the potential for 40 acre to 20 acre spacing allowing for a minimum of 80 infield drilling locations. We believe that the property also has the potential for 30 Bakken type horizontal wells based on 320 acre spacing.

Drilling Activity

On August 12, 2011, we announced that Provident Energy of Montana, LLC successfully finished the completion of the six stage perf and frac of the Tribal-Max 1-2817; the first successful horizontal well drilled in the Cut Bank Sand formation. In addition the company also recompleted three existing vertical wells within the Two Medicine Cut Bank Sand Unit (TMCBSU).

The Tribal-Max 1-2817 as of the date of this report was still flowing back at a high rate and pressure. Completion of the Tribal-Max 1-2817 included a six stage frac consisting of approximately 12,410 barrels of stimulation fluid and 474,981 pounds of sand. Three other wells within the field were also stimulated, achieving near to or exceeded design parameters.

Present Activities

As of the date of this report, we are continuing our efforts to bring more producing wells on line through recompletion and reactivation of existing wells to more than 40 in 2013.

Delivery Commitments

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the unit unless either party give 30 days advance written notice to terminate the agreement.

Internal Controls Over Reserves Estimates

Estimates of proved reserves at September 30, 2012 and 2011 were prepared by Gustavson Associates, LLC, our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers, geologists, economists, and appraisers and prepared the estimate of reserves in accordance with the US Securities and Exchange Commission’s definitions and guidelines. Gustavson Associates, LLC, holds neither direct nor indirect financial interest in the subject properties, in Provident Energy of Montana, LLC, or in any other affiliated companies. Our independent engineering firm reports jointly to the board of directors and to our President and Chief Executive Officer: Pierre Mulacek. For information regarding the experience and qualifications of the members of our board of directors and our President, please see Item 10 – “Directors, Executive Officers and Corporate Governance”.

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

Undeveloped Acreage

Management is planning to farm out this prospect in 2013 if commercially productive. We are also considering the sale of this property.

Drilling Activity

There has not been any drilling activity on the leases in the last three years except for the MAX 1 well on our Montana lease in August 2011.

Arkansas Properties

Pursuant to the terms of an oil and gas lease acquisition and development agreement dated July 24, 2006, we acquired leases of mineral rights in approximately 50,000 acres of prospective oil and gas lands located in Phillips and Monroe Counties, Arkansas.

The Arkansas well, the DB Griffin #1-33, was drilled to a total depth of 7,732 feet on November 29, 2007. It was evaluated and the decision was made to plug and abandon the well in May 2011.

Under the terms of the acquisition and development agreement, we were obligated to pay approximately an additional $5,600,000 to acquire the remainder of the acreage which we had committed to acquire, unless we elected to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we were required to drill five additional wells within 24 months, from the date upon which Arkanova Nevada would have made the last of the lease bonus payments as required in the agreement. These wells were never drilled. We do not anticipate paying the final lease payment. It is the opinion of management that any and all obligations have expired with respect to these leases due to non-performance.

Management chose not to re-negotiate the expired Arkansas leases because of the costs of exploration and development in undeveloped acreage, natural gas prices being uneconomical, the depth of the possible play and any funding could be better utilized in our producing area of Montana.

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

Settlement

On December 14, 2012, we reached a preliminary settlement with Billie Eustice, whereby it is contemplated that we will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Billie Eustice and us, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. There is no assurance that we will enter into a settlement agreement as contemplated, or on terms acceptable to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on OTCQB operated by the OTC Markets Group under the symbol “AKVA”. Until July 22, 2012, our common stock was quoted on the OTC Bulletin Board, but effective July 23, 2012, our common stock was not eligible for quotation on the OTC Bulletin Board due to quoting inactivity under Rule 15c2-11 promulgated by the Securities and Exchange Commission.

The following quotations obtained from the OTC Bulletin Board and OTCQB reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2012	$0.04	$0.01
June 30, 2012	$0.07	$0.035
March 31, 2012	$0.13	$0.04
December 31, 2011	$0.24	$0.10
September 30, 2011	$0.30	$0.15
June 30, 2011	$0.25	$0.00
March 31, 2011	$0.35	$0.00
December 31, 2010	$0.35	$0.17

On December 27, 2012, the closing price of our common stock as reported by OTCQB was $0.02.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, Tel: (702) 361-3033, Fax: (702) 433-1979, E-mail: info@pacificstocktransfer.com.

Holders

On December 31, 2012, there were 109 registered shareholders of our common stock and 49,514,115 common shares issued and outstanding.

Dividends

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

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

The following table provides a summary of the number of stock options granted under the 2008 Amended Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2008 Amended Stock Option Plan, all as at September 30, 2012:

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	4,653,333	$0.27	346,667
Equity compensation plans approved by security holders	Nil	Nil	Nil

Recent sales of unregistered securities

Since the beginning of the fiscal year ended September 30, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Years Ended September 30, 2012 and 2011

Years Ended September 30, 2012 and 2011 Summary

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2012 and 2011 which are included herein:

	September 30,	September 30,
	2012	2011
Oil and gas sales	$899,052	1,278,693
Expenses	(2,329,234)	(2,616,600)
Net Income (Loss)	$3,844,264	(2,067,833)

Revenues

During the year ended September 30, 2012, we generated $899,052 in oil and gas sales as compared to $1,278,693 in oil and gas sales during the year ended September 30, 2011. The reason for the decrease in sales is because of the 10% working interest sale to Aton Select Fund on October 1, 2011.

Expenses

Expenses decreased during the year ended September 30, 2012 to $2,329,234 as compared to $2,616,600 during the year ended September 30, 2011. The decrease is largely due to the decrease in officer salaries in the year ended September 30, 2012 and completion of the upgrades to the lease in the year ended September 30, 2011.

General and Administrative Expenses

General and administrative expenses decreased to $1,325,678 for the year ended September 30, 2012 compared to $1,973,142 for the year ended September 30, 2011 due to the decrease in officer salaries in the year ended September 30, 2012.

Oil and Gas Production Costs

Oil and gas production costs decreased to $929,795 for the year ended September 30, 2012 compared to $1,744,289 for the year ended September 30, 2011 due to completion of the upgrades to the lease last year.

Accretion Expenses

Accretion expenses increased to $11,019 for the year ended September 30, 2012 compared to $10,253 for the year ended September 30, 2011.

Depletion Expenses

Depletion expenses decreased to $267,320 for the year ended September 30, 2012 compared to $327,312 for the year ended September 30, 2011 due to a decrease in production during the year ended September 30, 2012.

Gain on Sale of Oil & Gas Properties

Gain on sale of oil & gas properties was $nil for the year ended September 30, 2012 compared to $1,438,396 for the year ended September 30, 2011. This was due to the sale of 5% interest of oil and gas properties in the year ended September 30, 2011.

Gain on Transfer of Oil and Gas Properties

Gain on transfer of oil and gas properties increased to $161,029 for the year ended September 30, 2012 compared to $nil for the year ended September 30, 2011 due to the partial settlement of debt by transferring oil and gas properties.

Interest Expense

Interest expense decreased for the year ended September 30, 2012 to $457,697 as compared to $739,727 for the year ended September 30, 2011 due to the partial settlement of a loan as of October 1, 2011.

Gain (Loss) on Derivative liability

Gain on derivative liability for the year ended September 30, 2012 was $88,013 as compared to a loss on derivative liability of $37,266 for the year ended September 30, 2011. This was a result of a greater decrease in our stock price during the year ended September 30, 2012 as compared to the year ended September 30, 2011. Our stock price is one of the primary factors in determining the value of the derivative liability.

Gain on Settlement of Debt

Gain on settlement of debt increased to $5,563,130 for the year ended September 30, 2012 compared to $nil for the year ended September 30, 2011 due to the partial settlement of debt by transferring oil and gas properties.

Gain on Disposal of Equipment

Gain on disposal of equipment increased to $43,549 for the year ended September 30, 2012 compared to $nil for the year ended September 30, 2011 due to sale of equipment during the year ended September 30, 2012.

Liquidity and Capital Resources

Working Capital

	At September 30,	At September 30,
	2012	2011
Current assets	$249,299	$434,405
Current liabilities	9,103,073	14,381,088
Working capital (deficiency)	$(8,853,774)	$(13,946,683)

We had cash and cash equivalents of $74,356 and a working capital deficit of $8,853,774 as of September 30, 2012 compared to cash and cash equivalents of $218,741 and working capital deficit of $13,946,683 as of September 30, 2011. Subsequent to September 30, 2012, we sold an aggregate of 3,000,000 shares of our common stock to the President of the Company at a price of $0.10 per share for gross proceeds of $300,000.

We anticipate that we will require approximately $8,000,000 for operating expenses during the next twelve months as set out below.

Estimated Expenses for the Next Twelve Month Period

Drilling Costs	$7,000,000
Employee and Consultant Compensation	$400,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$8,000,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We estimate that we will require approximately $8,000,000 over the next twelve month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended September 30, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The 2011 Note bears interest at the rate of 6% per annum, was due and payable on September 30, 2012, and, as was the case with the 2009 Note, is secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2011 Note is payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2011 Note will be determined by dividing $420,000 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2011 Note matures. Our subsidiary’s obligations under the 2011 Note are guaranteed by our company pursuant to a Guaranty Agreement dated as of October 1, 2011.

On October 11, 2011, we issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited to settle interest payment of $720,000 on the 2011 Note resulting in a loss of settlement of debt of $49,140. On February 1, 2012, we adjusted the exercise price of the warrant to purchase 250,000 shares of common stock of our company which warrant was issued to John Thomas Bridge & Opportunity Fund on March 19, 2008 from $0.27 per share to $0.22 per share, which is the deemed price per share of the issuance to Aton Select Funds Limited.

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

The 2012 Note bears interest at the rate of 6% per annum, is due and payable on June 30, 2013, is secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2012 Note is payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2012 Note will be determined by dividing $498,900 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2012 Note matures. Our subsidiary’s obligations under the 2012 Note are guaranteed by our company pursuant to a Guaranty Agreement dated as of July 1, 2012. We received the 2012 Additional Loan Amount evidenced by the foregoing amended and restated loan documents on October 3, 2012.

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

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $400,000. On July 17, 2012, we entered into an executive employment agreement with Pierre Mulacek, our chief executive officer, president and a director of our company. We agreed to pay an annual salary of $240,000 to Mr. Mulacek in consideration for him carrying out his duties as an executive of our company. On July 17, 2012, we also entered into an executive employment agreement with Reginald Denny, our chief financial officer and a director of our company. We agreed to pay an annual salary of $190,000 to Mr. Denny in consideration for him carrying out his duties as an executive of our company. The foregoing agreements were entered into as a result of the expiration of previous executive employment agreements with Mr. Denny and Mr. Mulacek.

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

Cash Used In Operating Activities

Net cash used in operating activities was $1,646,724 during the year ended September 30, 2012 as compared to $2,346,680 during the year ended September 30, 2011. The reason for the decrease is the completion of the field maintenance upgrades to the Montana oil lease and the salary reductions.

Cash from Investing Activities

Net cash used in investing activities was $63,171 during the year ended September 30, 2012 as compared to net cash provided by investing activities of $933,515. The reason for the decrease is the completion of capital improvements in the prior period.

Cash from Financing Activities

Net cash provided by financing activities for the year ended September 30, 2012 was $1,565,510 compared to $24,728 of net cash used in financing activities in the year ended September 30, 2011. The reason for the increase is funding received from related party and issuance of promissory notes.

Capital Expenditures

As of September 30, 2012, our company did not have any material commitments for capital expenditures.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2012, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the years ended September 30, 2012 and 2011, no impairment was recorded.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations.

ASC 410-20 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs to be incurred by us in the future once the economical life of our oil and gas wells are reached. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Arkanova Energy Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation and its subsidiaries (collectively, the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Arkanova Energy Corporation and its subsidiaries as of September 30, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Arkanova Energy Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses since inception and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
December 31, 2012

Arkanova Energy Corporation
Consolidated Balance Sheets

	September 30,	September 30,
	2012	2011

ASSETS

Cash and cash equivalents	$74,356	$218,741
Oil and gas receivables	146,908	165,345
Prepaid expenses and other	28,035	50,319

Total current assets	249,299	434,405

Property and equipment, net of accumulated depreciation of $201,651 and $165,561	167,585	336,834
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion of $16,381,452 and $16,114,132	1,931,723	2,267,009
Other Assets	97,000	97,000

Total assets	$2,445,607	$3,135,248

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$518,966	$1,229,502
Accrued liabilities	124,271	726,164
Due to related party	826,379	–
Notes payable	7,630,538	12,334,490
Derivative liability	2,919	90,932

Total current liabilities	9,103,073	14,381,088

Loans payable	2,707	18,245
Asset retirement obligations	123,827	133,319

Total liabilities	9,229,607	14,532,652

Contingencies and commitments

Stockholders’ Deficit

Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 46,514,115 (September 30, 2011 – 43,309,367) shares issued and outstanding	46,514	43,309
Additional paid-in capital	18,503,507	17,737,572
Accumulated deficit	(25,334,021)	(29,178,285)

Total stockholders’ deficit	(6,784,000)	(11,397,404)

Total liabilities and stockholders’ deficit	$2,445,607	$3,135,248

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2012	2011

Revenue

Oil and gas sales	$899,052	$1,278,693
Operator income	81,000	47,067

Total revenue	980,052	1,325,760

Expenses

General and administrative expenses	1,325,678	1,973,142
Oil and gas production costs	929,795	1,744,289
Accretion expenses	11,019	10,253
Depletion	267,320	327,312
Gain on sale of oil & gas properties	–	(1,438,396)
Gain on transfer of oil & gas properties	(161,029)	–
Gain on disposal of equipment	(43,549)	–

Operating loss	(1,349,182)	(1,290,840)

Other income (expenses)

Interest expense	(457,697)	(739,727)
Gain (loss) on derivative liability	88,013	(37,266)
Gain on settlement of debt	5,563,130	–

Net income (loss)	$3,844,264	$(2,067,833)

Earnings (loss) per share – basic and diluted	$0.08	$(0.05)

Basic weighted average common shares outstanding	46,418,000	43,055,000
Diluted weighted average common shares outstanding	46,418,000	43,055,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2012	2011

Operating Activities
Net income (loss)	$3,844,264	$(2,067,833)

Adjustment to reconcile net income (loss) to net cash used in operating activities:

Accretion	11,019	10,253
Depreciation	96,722	102,045
Depletion	267,320	327,312
(Gain) loss on derivative liability	(88,013)	37,266
Gain on transfer of oil and gas properties	(161,029)	–
Gain on sale of oil and gas properties	–	(1,438,396)
Gain on settlement of debt	(5,563,130)	–
Gain on disposal of equipment	(43,549)	–
Stock-based compensation	–	401,325

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	22,287	298,507
Oil and gas receivables	18,435	(58,781)
Accounts payable and accrued liabilities	(710,536)	(664,266)
Accrued interest	433,107	706,682
Due to related parties	226,379	(794)

Net Cash Used in Operating Activities	(1,646,724)	(2,346,680)

Investing Activities

Purchase of equipment	(20,474)	(69,293)
Proceeds from sale of oil and gas property	–	3,100,000
Proceeds from sale of equipment	136,550	–
Oil and gas property expenditures	(179,247)	(2,097,192)

Net Cash Used in (Provided by) Investing Activities	(63,171)	933,515

Financing Activities

Principal payments on debt	(34,490)	(43,478)
Loan from related party	800,000	–
Repayment of related party loan	(200,000)	–
Proceeds from issuance of promissory notes	1,000,000	–
Proceeds from exercise of stock options	–	18,750

Net Cash Provided by (Used in) Financing Activities	1,565,510	(24,728)

Net Change in Cash	(144,385)	(1,437,893)

Cash and cash equivalents – beginning of period	218,741	1,656,634

Cash and cash equivalents – end of period	$74,356	$218,741

Supplemental Cash Flow and Other Disclosures (Note 13)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statement of Stockholders’ Deficit
Period from September 30, 2010 through September 30, 2012

	Common Stock		Additional
		Par	Paid-in
	Shares	Value	Capital	Deficit	Totals

Balance – September 30, 2010	39,722,168	$39,722	$16,361,084	$(27,110,452)	$(10,709,646)

Stock-based compensation	–	–	401,325	–	401,325

Shares issued upon the exercise of stock options	75,000	75	18,675	–	18,750

Shares issued to settle interest payable on Note Purchase Agreement	2,634,150	2,634	717,366	–	720,000

Shares issued in connection with Note Purchase Agreement	878,049	878	239,122	–	240,000

Net loss for the year	–	–	–	(2,067,833)	(2,067,833)

Balance – September 30, 2011	43,309,367	43,309	17,737,572	(29,178,285)	(11,397,404)

Shares issued to settle interest payable on Note Purchase Agreement	3,204,748	3,205	765,935	–	769,140

Net income for the year	–	–	–	3,844,264	3,844,264

Balance – September 30, 2012	46,514,115	$46,514	$18,503,507	$(25,334,021)	$(6,784,000)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova” or the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $25,334,021 since inception and has a negative working capital of $8,853,774 at September 30, 2012. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

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

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances. As of September 30, 2012, Arkanova has not recorded an allowance as all receivables are deemed collectable at this time.

i)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2012, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the years ended September 30, 2012 and 2011, no impairment was recorded.

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

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2012, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities.

m)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2012 and 2011, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The three-level hierarchy is as follows:
• Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.
• Level 2 inputs consist of quoted prices for similar instruments.
• Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

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

The derivative warrant liability is the only financial asset or liability that is accounted for at fair value, using a Level 3 valuation technique, on a recurring basis as of September 30, 2012.The carrying amounts reported in the balance sheet for cash, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, loans payable, and notes payable approximate their fair market value based on the short-term maturity of these instruments.

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

Proven and Developed Properties, Arkansas and Colorado and Montana

As at September 30, 2012 and 2011, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at September 30, 2012 and 2011 was $1,931,723 and $2,267,009, respectively.

(a)

On November 23, 2010, the Company received $1,500,000 in proceeds related to the last instalment of the Purchase and Sale Agreement dated April 9, 2010 with Knightwall. The proceeds were applied against the Full Cost Pool. On November 22, 2010, Provident entered into an option agreement with Knightwall pursuant to which Provident granted an option to Knightwall to purchase an additional 5% working interest in the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The option is exercisable by Knightwall until expiry on March 31, 2011. Upon the grant of the option, Knightwall provided a $100,000 (paid) non refundable deposit, the payment of which will not be applied against the purchase price in the event the option is exercised. On March 15, 2011, Knightwall exercised the option and paid $1,500,000 to Provident on April 5, 2011. The proceeds of $1,500,000 were applied against the full cost pool resulting in a gain on sale of oil and gas properties in the amount of $1,438,396.

(b)

On October 21, 2011, Arkanova’s wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition”), entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited (“Aton”) pursuant to which Aton agreed to convert $6,000,000 of the remaining principal balance of the note described in Note 7(b) (the “2009 Note”) into a ten percent (10%) working interest in the oil and gas leases comprising the Company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. The Company recognized a gain of $161,029 on the transfer of the 10% interest.

NOTE 5: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended September 30,
	2012			2011
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$3,844,264	46,418,000	$0.08	$(2,067,833)	43,055,000	$(0.05)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$3,844,264	46,418,000	$0.08	$(2,067,833)	43,055,000	$(0.05)

NOTE 6: RELATED PARTY TRANSACTIONS

(a)	On October 8, 2010, the Company granted an aggregate of 1,500,000 stock options exercisable at $0.25 per share to officers and directors of the Company. The options expire on October 8, 2015.

(b)

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

(c)

On July 17, 2012, the Company entered into an executive employment agreement with the Chief Financial Officer of the Company (the “CFO”), pursuant to which the Company agreed to pay an annual salary of $190,000 in consideration for carrying out the duties as an executive of the Company. In the event the Company undergoes a change of control event, the agreement will automatically terminate and the Company is required to pay the CFO an amount equal to the total of:

	1)	$285,000 (calculated as 18 months salary payable under the agreement); and

	2)	The cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to the CFO as of the date of the change in control.

(d)

During the year ended September 30, 2012, the Company received a $400,000 loan and two $200,000 loans from the President of the Company, which are non-interest bearing. The $400,000 loan is to be repaid by September 30, 2012. The two $200,000 loans have no terms of repayment. On July 5, 2012, the Company repaid one of the $200,000 loans. On October 4, 2012, the Company repaid the $400,000 loan and the remaining $200,000 loan. Refer to Note 15(a).

(e)	At September 30, 2012, the Company owed management fees of $180,000 (2011 - $0) to the President of the Company and $46,333 (2011 - $0) to the CFO of the Company.

(f)	(f) During the year ended September 30, 2012, the Company sold two vehicles to the President of the Company for $65,000 and realized a gain of $14,159 on disposal of equipment.

NOTE 7: NOTES PAYABLE

(a)

On April 17, 2008, Arkanova received $300,000 and issued a promissory note. Under the terms of the promissory note, the amount was unsecured, accrued interest at 10% per annum, and was due on April 16, 2009. This note’s maturity date has been extended through several extensions from April 16, 2009 through July 17, 2012. On July 17, 2012, Arkanova did not repay the $300,000 note.

Arkanova evaluated the application of ASC 470-50, Modifications and Extinguishments and ASC 470-60, Troubled Debt Restructurings by Debtors and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or troubled debt restructuring.

On October 10, 2012, the Company repaid the $300,000 note. The accrued interest on the $300,000 note was forgiven by the note holder. Refer to Note 15(b).

(b)

On October 1, 2009, the Company’s subsidiary borrowed $1,168,729 and consolidated its outstanding promissory note balances into one promissory note in the principal amount for $12,000,000 (the “2009 Note”). The loan also adds accrued interest of $818,771 to this principal amount. The 2009 Note bears interest at 6% per annum, is due on September 30, 2011, and is secured by our guarantee and also a pledge of our wholly owned subsidiary, Provident. Interest is payable 10 days after maturity in common shares. The number of shares payable will be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the 2009 Note matures. On October 22, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the 2009 Note of $12,000,000. On October 25, 2011, Arkanova issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited to settle interest payment of $720,000 on the 2009 Note, resulting in a loss of settlement of debt of $49,140. (Refer to Note 8).

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

On July 1, 2012, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,000,000 and consolidate its 2011 Note into one promissory note in the principal amount for $8,315,000 (the “2012 Note”), including accrued interest of $315,000. The 2012 Note bears interest at 6% per annum, is due on June 30, 2013, and, as was the case with the 2011 Note, is secured by our guarantee and also a pledge of all of Acquisition’s interest in its wholly owned subsidiary, Provident. Interest on the 2012 Note shall be paid within 10 business days following the maturity date in shares of common stock of the Company. The number of shares of common stock shall be determined by dividing $498,900 by the average stock price of the Company over the 15 business day period immediately preceding the maturity date. On October 3, 2012, the Company received the additional $1,000,000 from the note holder.

NOTE 8: COMMON STOCK

Common stock

a)

On October 25, 2011, Arkanova issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. Refer to Note 7(b).

b)

On October 22, 2010, Arkanova issued 75,000 common shares upon the exercise of 75,000 stock options by one of the employees at an exercise price of $0.25 per common share for gross proceeds of $18,750.

c)

On October 26, 2010, Arkanova issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000. Refer to Note 7(b).

d)

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

During the year ended September 30, 2012, Arkanova did not issue any stock options. During the year ended September 30, 2011, Arkanova granted 1,725,000 stock options, exercisable at $0.25 per share and expire on October 8, 2015. The weighted average grant date fair value of stock options granted during the year ended September 30, 2011 was $0.23. During the year ended September 30, 2012, no stock option was exercised. During the year ended September 30, 2012 and 2011 Arkanova recorded stock-based compensation of $0 and $401,325, respectively, as general and administrative expense.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2010	3,303,333	$0.38
Granted	1,725,000	0.25
Exercised	(75,000)	0.25
Outstanding, September 30, 2011	4,953,333	$0.33
Granted	–	–
Exercised	–	–
Expired	(300,000)	1.35
Outstanding, September 30, 2012	4,653,333	$0.27	2.00	$–
Exercisable, September 30, 2012	4,653,333	$0.27	2.00	$–

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2012	2011

Expected dividend yield	–	0.00%
Expected volatility	–	214%
Expected life (in years)	–	2.50
Risk-free interest rate	–	0.45%

At September 30, 2012, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at September 30, 2012.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2011 and 2010	1,168,235	$0.48

Issued	–	–

Outstanding, September 30, 2012	1,168,235	$0.48	0.46	$–

As at September 30, 2012, the following common share purchase warrants were outstanding:

		Remaining Contractual Life
Number of Warrants	Exercise Price	(years)
294,425	$ 1.00	0.08
100,000	$ 1.00	1.25
773,810	$ 0.21	0.50

1,168,235

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

The warrants issued during the year ended September 30, 2008 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, the fair value of the derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants are recognized currently in earnings in the consolidated statement of operations under the caption “Gain (loss) on derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants at the end of the year ended September 30, 2012, were determined using a lattice model and the changes in fair value were recognized in the consolidated statements of operations.

The warrants were valued as of September 30, 2012 using a multi-nominal lattice model with the following assumptions:

-

The 5 year warrants issued to the investor on March 19, 2008 included 250,000 warrants adjusted to 601,852 with an exercise price of $0.65 reset to $0.27 in 2009 and reset from 601,852 to 738,636 shares following the October 11, 2011 reset to an exercise price of $0.22; and adjusted from 738,636 to 773,810 shares following Q3 2012 reset to an exercise price of $0.21.

-	The stock price would fluctuate with Company projected volatility.

-

The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year

September 30, 2011	155%	241%	328%	361%	417%

September 30, 2012	206%	257%	316%	386%	417%

-

The Holder would not exercise the warrant as they become exercisable (effective registration is projected 4 months from issuance) at target price of 2 times the projected reset price or higher but would hold the warrants to maturity.

-	The Holder would exercise the warrant at maturity if the stock price was above the project reset prices.

-	A 10% probability of a reset event and a projected financing each year in December and June at prices approximating 100% of market.

-	No warrants have been exercised or expired.

The impact of ASC 815-15 for the year ending September 30, 2012 resulted in a decrease in the derivative liability of $88,013 with a corresponding gain of $88,013 on derivative instruments. The fair value of the derivative liability was $2,919 and $90,932 at September 30, 2012 and 2011, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant	Balance	Balance
	Identical	Observable	Unobservable	as of	as of
	Instruments	Inputs	Inputs	September 30,	September 30,
	(Level 1)	(Level 2)	(Level 3)	2012	2011
Liabilities:
Derivative Liabilities	$–	$–	$2,919	$2,919	$90,932

Total liabilities measured at fair value	$–	$–	$2,919	$2,919	$90,932

NOTE 11: COMMITMENTS See Note 7.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,979 per month over the term of the lease.

c)

On December 14, 2012, we reached a preliminary settlement with Billie Eustice, whereby it is contemplated that we will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Billie Eustice and us, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase.

NOTE 12: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Year ended	Year ended
	September 30,	September 30,
	2012	2011

Asset retirement obligations, beginning of period	$133,319	$186,902
Revision due to property sales	(20,511)	(63,836)
Accretion expense	11,019	10,253

Asset retirement obligations, end of period	$123,827	$133,319

During the year ended September 30, 2012, the Company reduced the asset retirement obligations by $20,511 due to the sale of 10% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana. Refer to Note 4(b).

During the year ended September 30, 2011, the Company reduced the asset retirement obligations by $63,836 due to the sale of 35% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana.

NOTE 13: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year Ended	Year Ended
	September 30,	September 30,
	2012	2011
Supplemental Disclosures:

Interest paid	$24,657	$30,000
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Shares issued to extinguish liability	$720,000	$960,000
Asset retirement obligation revision due to property sales	$20,511	$63,836

NOTE 14: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
2009	3,853,251	2029
2010	3,008,921	2030
2011	2,628,028	2031
2012	1,636,396	2032

	$12,836,539

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2012	2011
Deferred income tax assets
Net losses carried forward	$4,492,789	$3,920,050
	4,492,789	3,920,050
Valuation allowance	(4,492,789)	(3,920,050)
Net deferred income tax asset	$–	$–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements

NOTE 15: SUBSEQUENT EVENTS

(a)	On October 4, 2012, the Company repaid a $400,000 loan and a $200,000 loan to the President of the Company. Refer to Note 6(l).

(b)

On October 10, 2012, the Company repaid the $300,000 promissory note due to Global Project Finance AG as describe in Note 7(a). Global Project Finance AG also agreed to forgive the accrued interest on the $300,000 promissory note.

(c)	Subsequent to September 30, 2012, the Company issued 3,000,000 shares of common stock to the President of the Company at $0.10 per share for cash proceeds of $300,000.

NOTE 16: SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

	September 30,	September 30,
	2012	2011

Evaluated oil and gas properties	$18,313,175	$18,381,141
Less accumulated depletion and impairment	(16,381,452)	(16,114,132)

Net capitalized costs for evaluated oil and gas properties	$1,931,723	$2,267,009

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	September 30,	September 30,
	2012	2011

Evaluated Property Acquisition Costs	$–	$–
Evaluated Exploration Costs	179,247	2,033,354

	$179,247	$2,033,354

Results of Operations from Oil and Gas Producing Activities

	September 30,	September 30,
	2012	2011

Revenue	$980,052	$1,325,760
Production costs	(929,795)	(1,744,289)
Depletion, depreciation and amortization	(267,320)	(327,312)
Loss from oil and gas operations	$(217,063)	$(745,841)

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $79.31/barrel and $78.22/barrel for liquids for September 30, 2012 and 2011. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2012	2011

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	130,746	155,713
Revisions of previous estimates	(11,442)	(9,138)
Production	(11,511)	(15,829)
Transfer of oil and gas interest	(20,115)	–

Balance end of the year	87,678	130,746

Standardized Measure of Discounted Future Net Cash Flow

	September 30,	September 30,
	2012	2011
Future cash inflows	$6,953,704	$9,474,984
Future production and development costs	(3,098,052)	(4,635,163)
Future income tax expenses	(1,349,478)	(1,693,937)
Future net cash flows	2,506,174	3,145,884
10% annual discount for estimated timing of cash flows	(988,624)	(1,265,820)
Standardized measure of discounted future net cash flows	$1,517,550	$1,880,064

Sources of Changes in Discounted Future Net Cash Flows

	September 30,	September 30,
	2012	2011
Standardized measure of discounted future net cash flows at the
beginning of the year	$1,880,064	$1,444,671
Accretion of discount	72,270	53,948
Development costs incurred	179.247	2,033,354
Changes in estimated development costs	187,475	(2,165,001)
Revision of previous quantity estimates	(1,126,584)	(218,038)
Net change in prices and production costs	963,121	336,661
Net change in income taxes	195,199	(234,442)
Sales of oil and gas produced, net of production costs	50,257	465,596
Sales of oil and gas interest	–	163,315
Transfer of oil and gas interest	(883,499)	–
Standardized measure of discounted future net cash flows at the end of the year	$1,517,550	$1,880,064

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, our company’s disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were not effective as of September 30, 2012. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient U.S. GAAP expertise;

  There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended September 30, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

  There have been a significant number of audit adjustments discovered by our independent registered public accounting firm for the year ended September 30, 2012.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pierre Mulacek	Chief Executive Officer, President and Director	51	April 23, 2007
Reginald Denny	Chief Financial Officer Director	66	October 18, 2007 April 20, 2010
Erich Hofer(1)	Director	51	March 19, 2007

(1) Member of our audit committee and compensation committee.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their respective principal occupations during the period, and the name and principal business of the organization by which they were employed.

Pierre Mulacek – Chief Executive Officer, President and Director

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

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

Corporate Governance

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

Nomination Process

As of the date of this report, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2012 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek Chief Executive Officer, President and Director	2012 2011	60,000 240,000	Nil 25,000	Nil Nil	Nil 146,364	Nil Nil	180,000 Nil	Nil Nil	240,000 411,364
Reginald Denny Chief Financial Officer and Director	2012 2011	127,787 190,000	Nil 10,000	Nil Nil	Nil 123,846	Nil Nil	46,333 Nil	Nil Nil	174,120 323,846

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. Except as disclosed in this section, we have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Effective July 17, 2010, we entered into an executive employment agreement with Pierre Mulacek, our chief executive officer, president and a director of our company, pursuant to which he has agreed to serve as our chief executive officer for a term of one year. We have agreed to pay Mr. Mulacek an annual salary of $240,000 and he was eligible to receive an annual bonus as determined by the board of directors based upon the performance of our company. We also agreed to grant Mr. Mulacek stock options to acquire shares of our company on such terms as are approved by the board of directors.

On July17, 2012, we entered into an executive employment agreement with Mr. Mulacek. We agreed to pay an annual salary of $240,000 to Mr. Mulacek in consideration for his carrying out his duties as an executive of our company.

Pursuant to the terms of the agreement, and in the event our company undergoes a Change of Control Event (as defined in the agreement and described below), the agreement will automatically terminate and our company is required to pay to Mr. Mulacek an amount equal to the total of:

1.	$360,000 (calculated as 18 month salary payable under the agreement); and

2.	the cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to Mr. Mulacek as of the date of the change of control.

Effective July 17, 2010, we entered into an executive employment agreement with Reginald Denny, our chief financial officer and a director of our company, and appointed Mr. Denny as our chief financial officer. Under the terms of the executive employment agreement, Mr. Denny received an annual salary of $170,000 and he was eligible to receive an annual bonus as determined by the board of directors based upon the performance of our company. We also agreed to grant Mr. Denny stock options to acquire shares of our company on such terms as are approved by the board of directors.

On July17, 2012, we entered into an executive employment agreement with Mr. Denny. We agreed to pay an annual salary of $190,000 to Mr. Denny in consideration for his carrying out his duties as an executive of our company.

Pursuant to the terms of the agreement, and in the event our company undergoes a Change of Control Event (as defined in the agreement and described below), the agreement will automatically terminate and our company is required to pay to Mr. Denny an amount equal to the total of:

1.	$285,000 (calculated as 18 month salary payable under the agreement); and

2.	the cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to Mr. Denny as of the date of the change of control.

Under both executive employment agreements, a Change of Control Event means the occurrence of any one of the following events:

1.

the acquisition, other than from our company, of beneficial ownership of 50% or more of either the then outstanding shares of common stock of our company or the combined voting power of the then outstanding voting securities of our company entitled to vote generally in the election of directors;

2.

the approval by the stockholders of our company of a reorganization, merger or consolidation of our company in which the individuals and entities who were the respective beneficial owners of the common stock and voting securities immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation; or

3.

a liquidation or dissolution of our company or the sale or disposition of all or substantially all of the assets of our company, which, for greater certainty, is deemed to occur in the event our company sells or disposes of all or substantially all of the assets of a subsidiary of our company.

Outstanding Equity Awards at Fiscal Year-End

We established a 2008 Amended Stock Option Plan, as amended, to provide for the issuance of stock options to acquire an aggregate of up to 5,000,000 shares of our common stock.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date m/d/y	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Mulacek Chief Executive Officer, President and Director	600,000(1) 600,000(1) 650,000(1)	Nil Nil Nil	Nil Nil Nil	$0.39(1) $0.20(1) $0.25(1)	06/19/2013 10/14/2014 10/08/2015	Nil Nil Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Reginald Denny Chief Financial Officer and Director	50,000(2) 300,000(2) 100,000 350,000 550,000	Nil(2) Nil Nil Nil Nil	Nil(2) Nil Nil Nil Nil	$0.10(2) $0.39(2) $0.12(2) $0.20(2) $0.25 (2)	10/18/2012 06/19/2013 11/19/2013 10/14/2014 10/08/2015	Nil Nil Nil Nil Nil	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A	N/A N/A N/A N/A N/A

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

Long-Term Incentive Plan

Other than our 2008 Amended Stock Option Plan, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Director Compensation

The particulars of compensation paid to our directors who are not named executive officers for our year ended September 30, 2012, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensati on ($)	Nonqualified Deferred Compensation Earnings	All Other Compen sation ($)	Total ($)
Erich Hofer(2)	15,000	Nil	Nil	Nil	Nil	Nil	15,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at the date of this report, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after the date of this report. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Security ownership of certain beneficial owners

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership[1]	Percent of class
Common Stock	Centrum Bank AG Kirchstrasse 3 Postfach 1168 Vaduz, FL-9490 Liechteinstein	5,234,117 Direct	10.57%
Common Stock	Aton Select Funds Limited Aeulestrasse 5 9490 Vaduz Vaduz, Switzerland	3,204,748 Direct	6.47%

Security ownership of management.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership [1]	Percent of class
Common Stock	Pierre Mulacek PO Box 2601 Conroe TX 77305	6,437,500 Direct [2]	12.53%
Common Stock	Erich Hofer Grossackerstrasse 64 CH-8041 Zurich, Switzerland	1,200,000 Direct[3]	2.38%
Common Stock	Reginald Denny 16709 French Harbour Court Austin, Texas 78734	1,465,000 Direct[4]	2.88%
	Directors and Executive Officers as a Group	9,102,500	16.99%

1 Based on 49,514,115 shares of common stock issued and outstanding as of December 31, 2012.

2 Consists of 4,587,500 common shares and stock options to acquire an aggregate of 1,850,000 shares of common stock exercisable within 60 days of the date of this report. Of such options, 600,000 are exercisable at $0.39 until June 19, 2013; 600,000 are exercisable at $0.20 until October 14, 2014; and 650,000 are exercisable at $0.25 until October 8, 2015.

3 Consists of 300,000 shares of common stock, and stock options to acquire an aggregate of 900,000 shares of common stock exercisable within 60 days of the date of this report. Of such options, 300,000 are exercisable at $0.39 until June 19, 2013; 300,000 are exercisable at $0.20 until October 14, 2014 and 300,000 are exercisable at $0.25 until October 8, 2015.

4 Consists of 165,000 shares of common stock, and stock options to acquire an aggregate of 1,300,000 shares of common stock exercisable within 60 days of the date of this report. Of such options, 300,000 are exercisable at $0.39 until June 19, 2013; 100,000 are exercisable at $0.12 until November 19, 2013, 350,000 are exercisable at $0.20 until October 14, 2014 and 550,000 are exercisable at $0.25 until October 8, 2015.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended September 30, 2012 and 2011 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years.

On October 8, 2010, we issued an aggregate of 1,500,000 stock options exercisable at $0.25 per share to officers and directors of our company (650,000 stock options to Pierre Mulacek; 550,000 stock options to Reginald Denny; and 300,000 stock options to Erich Hofer). The options expire on October 8, 2015.

During the year ended September 30, 2012, we received a $400,000 loan and two $200,000 loans from Pierre Mulacek, our president and chief executive officer, which are non-interest bearing. The $400,000 loan was to be repaid by September 30, 2012. The two $200,000 loans had no terms of repayment. Proceeds were used for ongoing expenses of our company. On July 5, 2012, we repaid one of the $200,000 loans. On October 4, 2012, we repaid the $400,000 loan and the remaining $200,000 loan.

On December 14, 2012, we sold Pierre Mulacek 2,000,000 shares of our common stock at a price of $0.10 per shares for gross proceeds of $200,000. On December 26, 2012, we sold Mr. Mulacek 1,000,000 shares of our common stock at a price of $0.10 per shares for gross proceeds of $100,000.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see Item 11 – “Executive Compensation”.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2012 and 2011 for professional services rendered by MaloneBailey, LLP, of Houston, Texas for the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30, 2012	September 30, 2011
Audit Fees and Audit Related Fees	49,552	$52,594
Tax Fees	3,675	$10,000
All Other Fees	nil	Nil
Total	53,227	$62,594

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered. The board of directors has considered the nature and amount of fees billed by MaloneBailey, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of MaloneBailey, LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.35	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.36	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.37	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
(21)	Subsidiaries
21.1

Arkanova Development LLC (Nevada Limited Liability Company)
Arkanova Acquisition Corporation (Delaware)
Prism Corporation (Oklahoma)
Provident Energy of Montana, LLC (Montana Limited Liability Company)

(23)	Consents of Experts and Counsel
23.1*	Consent of MaloneBailey, LLP

(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on December 29, 2011)
99.2*	Report of Gustavson Associates dated December 18, 2012 on Montana Properties
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: December 31, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: December 31, 2012

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Date: December 31, 2012

/s/ Erich Hofer
By: Erich Hofer
Director
Date: December 31, 2012