Form 10-Q
period 2012-12-31
ARKANOVA ENERGY CORP.
filed 2013-02-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number 000-51612

Arkanova Energy Corporation
(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

i

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

Yes [   ]          No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,514,115 common shares issued and outstanding as at February 14, 2013

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the quarter ended December 31, 2012 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2012	2012

ASSETS
Cash and cash equivalents	$57,952	$74,356
Oil and gas receivables	131,602	146,908
Prepaid expenses and other	87,879	28,035
Total current assets	277,433	249,299
Property and equipment, net of accumulated depreciation of $217,863 and $201,651	151,373	167,585
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion of $16,441,060 and $16,381,452	1,888,602	1,931,723
Other Assets	97,000	97,000
Total assets	$2,414,408	$2,445,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$305,169	$518,966
Accrued liabilities	257,150	124,271
Due to related party	211,279	826,379
Notes payable	8,329,471	7,630,538
Derivative liability	2,764	2,919
Other liabilities	37,500	–
Total current liabilities	9,143,333	9,103,073
Loans payable	–	2,707
Asset retirement obligations	126,762	123,827
Other liabilities	112,500	–
Total liabilities	9,382,595	9,229,607

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 49,514,115 (September 30, 2012 – 46,514,115) shares issued and outstanding	49,514	46,514
Additional paid-in capital	18,800,507	18,503,507
Accumulated deficit	(25,818,208)	(25,334,021)
Total stockholders’ deficit	(6,968,187)	(6,784,000)
Total liabilities and stockholders’ deficit	$2,414,408	$2,445,607

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2012	2011

Revenue
Oil and gas sales	$190,592	$253,350
Operator income	20,250	20,250
Total revenue	210,842	273,600

Expenses
General and administrative expenses	326,092	313,136
Oil and gas production costs	149,796	261,846
Accretion expenses	2,935	668
Depletion	59,608	68,618
Gain on transfer of oil & gas properties	–	(161,029)
Operating loss	(327,589)	(209,639)
Other income (expenses)
Interest expense	(142,054)	(113,625)
Gain on derivative liability	155	64,122
Gain (loss) on settlement of debt	(29,165)	5,563,130
Gain on forgiveness of debt	14,466	–
Net (loss) income	$(484,187)	$5,303,988
(Loss) earnings per share – basic and diluted	$(0.01)	$0.11
Basic weighted average common shares outstanding	46,938,000	46,131,000
Diluted weighted average common shares outstanding	46,938,000	46,202,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2012	2011

Operating Activities
Net (loss) income	$(484,187)	$5,303,988

Adjustment to reconcile net (loss) income to net cash used in operating activities:

Accretion	2,935	668
Depreciation	16,212	25,502
Depletion	59,608	68,618
Gain on derivative liability	(155)	(64,122)
Gain on transfer of oil and gas properties	–	(161,029)
Loss (gain) on settlement of debt	29,165	(5,563,130)
Gain on forgiveness of debt	(14,466)	–

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(59,844)	(75,083)
Oil and gas receivables	15,306	(52,112)
Accounts payable and accrued liabilities	(92,962)	(676,060)
Accrued interest	147,345	112,974
Due to related parties	(15,100)	–

Net Cash Used in Operating Activities	(396,143)	(1,079,786)

Investing Activities

Purchase of equipment	–	(7,750)
Oil and gas property expenditures	(16,487)	(18,031)

Net Cash Used in Investing Activities	(16,487)	(25,781)

Financing Activities

Principal payments on debt	(303,774)	(11,032)
Repayment of related party loan	(600,000)	–
Proceeds from issuance of promissory notes	1,000,000	1,000,000
Proceeds from issuance of common stock	300,000	–

Net Cash Provided by Financing Activities	396,226	988,968

Net Change in Cash	(16,404)	(116,599)

Cash and cash equivalents – beginning of period	74,356	218,741

Cash and cash equivalents – end of period	$57,952	$102,142

Supplemental Cash Flow and Other Disclosures (Note 12)

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Notes to Unaudited Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova” or the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2012. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $25,818,208 since inception and has a negative working capital of $8,865,900 at December 31, 2012. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

As at December 31, 2012 and September 30, 2012, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at December 31, 2012 and September 30, 2012 was $1,888,602 and $1,931,723, respectively.

NOTE 4: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended December 31,
	2012			2011
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(484,187)	46,938,000	$(0.01)	$5,303,988	46,131,000	$0.11
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	71,000	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(484,187)	46,938,000	$(0.01)	$5,303,988	46,202,000	$0.11

NOTE 5: RELATED PARTY TRANSACTIONS

(a)

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

(b)	At December 31, 2012, the Company owed management fees of $145,000 (September 30, 2012 - $180,000) to the President of the Company and $66,279 (September 30, 2012 - $46,379) to the CFO of the Company.

(c)	During the three months ended December 31, 2012, Arkanova issued 3,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $300,000.

NOTE 6: NOTES PAYABLE

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

On October 10, 2012, the Company repaid the $300,000 note. The accrued interest of $14,466 on the $300,000 note was forgiven by the note holder.

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

Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and determined that the 2011 Note and 2012 Note were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment.

NOTE 7: COMMON STOCK

Common stock

a)	On December 14, 2012, Arkanova issued 2,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $200,000.

b)	On December 26, 2012, Arkanova issued 1,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $100,000.

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

During the three months ended December 31, 2012 and 2011, Arkanova did not grant any stock options and no stock options were exercised. During the three months ended December 31, 2012, 103,333 (2011 - none) stock options expired unexercised.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2011	4,953,333	$0.33
Expired	(300,000)	1.35
Outstanding, September 30, 2012	4,653,333	$0.27
Expired	(103,333)	0.10
Outstanding, December 31, 2012	4,550,000	$0.27
Exercisable, December 31, 2012	4,550,000	$0.27	1.79	$–

At December 31, 2012, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at December 31, 2012.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Warrants	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2012 and 2011	1,168,235	$0.48

Expired	(294,425)	$1.00

Outstanding, December 31, 2012	873,810	$0.30	0.33	$–

As at December 31, 2012, the following common share purchase warrants were outstanding:

		Remaining Contractual Life
Number of Warrants	Exercise Price	(years)
100,000	$ 1.00	1.00
773,810	$ 0.21	0.25

873,810

NOTE 8: DERIVATIVE INSTRUMENTS

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

The warrants issued during the year ended September 30, 2008 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, the fair value of the derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants are recognized currently in earnings in the consolidated statement of operations under the caption “Gain (loss) on derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants at the end of the period ended December 31, 2012, were determined using a lattice model and the changes in fair value were recognized in the consolidated statements of operations.

The warrants were valued as of December 31, 2012 using a multi-nominal lattice model with the following assumptions:

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

  The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year
September 30, 2012	206%	257%	316%	386%	417%
December 31, 2012	242%	289%	342%	401%	446%

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

The impact of ASC 815-15 for the three months ending December 31, 2012 resulted in a decrease in the derivative liability of $155 with a corresponding gain of $155 on derivative instruments. The fair value of the derivative liability was $2,764 and $2,919 at December 31, 2012 and September 30, 2012, respectively.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of December 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative Liabilities	$–	$–	$2,764	$2,764

Total liabilities measured at fair value	$–	$–	$2,764	$2,764

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted
	Price in
	Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative Liabilities	$–	$–	$2,919	$2,919

Total liabilities measured at fair value	$–	$–	$2,919	$2,919

NOTE 10: COMMITMENTS

See Note 6.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,979 per month over the term of the lease.

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the three months ended December 31, 2012, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000.

NOTE 11: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Three Months
	ended	Year ended
	December 31,	September 30,
	2012	2012

Asset retirement obligations, beginning of period	$123,827	$133,319
Revision due to property sales	–	(20,511)
Accretion expense	2,935	11,019

Asset retirement obligations, end of period	$126,762	$123,827

During the year ended September 30, 2012, the Company reduced the asset retirement obligations by $20,511 due to the sale of 10% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana.

NOTE 12: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Three Months	Three Months
	ended	ended
	December 31,	December 31,
	2012	2011
Supplemental Disclosures:

Interest paid	$–	$7,500
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$–	$58,623
Shares issued to extinguish liability	$–	$720,000
Asset retirement obligation revision due to property sales	$–	$20,511

NOTE 13: SUBSEQUENT EVENT

On February 6, 2013, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,500,000 and consolidate its 2012 Note into one promissory note in the principal amount for $10,106,025 (the “2013 Note”), including accrued interest of $291,025. The 2013 Note bears interest at 6% per annum, is due on March 31, 2014, and, as was the case with the 2012 Note, is secured by our guarantee and also a pledge of all of Acquisition’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note shall be paid within 10 business days following the maturity date in shares of common stock of the Company. The number of shares of common stock shall be determined by dividing $606,362 by the average stock price of the Company over the 15 business day period immediately preceding the maturity date. On February 6, 2013, the Company received $500,000 of the $1,500,000 funding from the note holder. The balance of $1,000,000 has not been received by the Company as of the filing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear in our annual report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations for the interim period ended December 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the interim period ending December 31, 2012 and 2011 which are included herein:

	December 31	December 31
	2012	2011
Oil and gas sales	$210,842	273,600
Expenses	538,431	483,239
Net Income (Loss)	$(484,187)	5,303,988

Revenues

During the interim period interim period ended December 31, 2012, we generated $210,842 in oil and gas sales and operator income as compared to $273,600 in oil and gas sales and operator income during the interim period ended December 31, 2011. The reason for the decrease is a result of the lower average price of crude oil and lower production.

Expenses

Expenses increased during the interim period ended December 31, 2012 to $538,431 as compared to $483,239 during the same period in 2011. The increase is largely due to the gain on transfer of oil and gas property of $161,029 due to the partial settlement of debt by transferring oil and gas property during the period ended December 31, 2011.

General and Administrative Expenses

General and administrative expenses increased to $326,092 for the interim period ended December 31, 2012 compared to $313,136 for the interim period ended December 31, 2011 due to the increase in officer salaries in the interim period ended December 31, 2012.

Oil and Gas Production Costs

Oil and gas production costs decreased to $149,796 for the interim period ended December 31, 2012 compared to $261,846 for the interim period ended December 31, 2011 due to completion of the upgrades to the lease last year.

Accretion Expenses

Accretion expenses increased to $2,935 for the interim period ended December 31, 2012 compared to $668 for the interim period ended December 31, 2011.

Depletion Expenses

Depletion expenses decreased to $59,608 for the interim period ended December 31, 2012 compared to $68,618 for the interim period ended December 31, 2011 due to a decrease in production during the interim period ended December 31, 2012.

Interest Expense

Interest expense increased for the interim period ended December 31, 2012 to $142,054 as compared to $113,625 for the interim period ended December 31, 2011 due to the additional loan received on October 3, 2012.

Gain (Loss) on Derivative liability

Gain on derivative liability for the interim period ended December 31, 2012 was $155 as compared to $64,122 for the interim period ended December 31, 2011. This was a result of a greater decrease in our stock price during the interim period ended December 31, 2012 as compared to the interim period ended December 31, 2011. Our stock price is one of the primary factors in determining the value of the derivative liability.

Loss (Gain) on Settlement of Debt

Loss on settlement of debt was $29,165 for the interim period ended December 31, 2012 as compared to a gain on settlement of debt of $5,563,130 for the interim period ended December 31, 2011 due to partial settlement of debt by transferring oil and gas properties.

Gain on Forgiveness of Debt

Gain on forgiveness of debt increased to $14,466 for the interim period ended December 31, 2012 compared to $nil for the interim period ended December 31, 2011 due to the forgiveness of accrued interest for a loan that was repaid in the interim period ended December 31, 2012 .

Liquidity and Capital Resources

Working Capital

	December 31	September 30,
	2012	2012
	(unaudited)	(audited)
Current assets	$277,433	$249,299
Current liabilities	$9,143,333	$9,103,073
Working capital (deficiency)	$(8,865,900)	$(8,853,774)

We had cash and cash equivalents of $57,952 and a working capital deficit of $8,865,900 as of December 31, 2012 compared to cash and cash equivalents of $74,356 and working capital deficit of $8,853,774 as of December 31, 2011.

We anticipate that we will require approximately $8,000,000 for operating expenses during the next 12-months as set out below.

Estimated Expenses for the Next 12-Month Period

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

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next 12-month period. We estimate that we will require approximately $8,000,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the interim period ended December 31, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Outstanding Promissory Notes

On October 1, 2009, our subsidiary entered into a loan consolidation agreement to consolidate its outstanding promissory notes. We requested an additional loan in the amount of $1,168,729 to be consolidated into one new promissory note in the principal amount of $12,000,000 (the “2009 Note”). Pursuant to the terms and conditions of the agreement, the new loan provided for the consolidation and cancellation of the former notes and the additional loan amount. Interest of $818,771 on the former notes was consolidated to the new principal amount of $12,000,000. The 2009 Note bore interest at 6% per annum, was due on December 31, 2011, and was secured by a pledge of all of our subsidiary’s interest in its wholly-owned subsidiary, Provident Energy. Interest on the promissory note was payable 10 days after maturity in shares of our company’s common stock. The number of shares payable as interest was to be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the 2009 Note matured.

As inducement to the 2009 Note holder to provide the additional loan of $1,168,729, our subsidiary agreed to cause our company to issue 821,918 shares of common stock to the note holder. In addition, we agreed to issue $240,000 worth of shares of common stock to the note holder on the first anniversary of the execution of the note purchase agreement. The 2009 Note was secured by a pledge of all the membership interest of Provident Energy and a guarantee of indebtedness by our company.

Our subsidiary also agreed to cause our company to issue an additional 900,000 shares of common stock to the lender following the execution of the loan consolidation agreement, in accordance with our company’s heretofore unfulfilled obligation under the note purchase agreement relating to the $9,000,000 note. We issued the 900,000 shares on May 27, 2010.

On October 22, 2010, we issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note and on October 26, 2010, we issued an additional 878,049 common shares with a fair value of $240,000.

On October 21, 2011, our subsidiary entered into a conversion and loan modification agreement and a note purchase agreement with Aton which were effective as of October 1, 2011, and pursuant to which Aton agreed to (i) convert $6,000,000.00 of the remaining principal balance of the 2009 Note into a ten percent (10%) working interest in the oil and gas leases comprising our company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana, (ii) loan our subsidiary an additional $1,000,000.00 (the “2011 Additional Loan Amount”), (iii) consolidate the remaining post-conversion outstanding principal balance under the 2009 Note and the 2011 Additional Loan Amount into one new promissory note in the principal amount of $7,000,000.00 (the “2011 Note”).

The 2011 Note bore interest at the rate of 6% per annum, was due and payable on December 31, 2012, and, as was the case with the 2009 Note, was secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2011 Note was payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2011 Note was to be determined by dividing $420,000 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2011 Note matured. Our subsidiary’s obligations under the 2011 Note were guaranteed by our company pursuant to a guaranty agreement dated as of October 1, 2011.

On October 11, 2011, we issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton to settle interest payment of $720,000 on the 2011 Note resulting in a loss of settlement of debt of $49,140. On February 1, 2012, we adjusted the exercise price of the warrant to purchase 250,000 shares of common stock of our company which warrant was issued to John Thomas Bridge & Opportunity Fund on March 19, 2008 from $0.27 per share to $0.22 per share, which was the deemed price per share of the issuance to Aton.

On August 6, 2012, our wholly owned subsidiary entered into a new loan modification agreement and an amended and restated note purchase agreement with Aton which were effective as of July 1, 2012, whereby Aton agreed to increase the amount outstanding under the 2011 Note by $1,000,000.00 (the “ 2012 Additional Loan Amount”) and consolidate the remaining balance under the 2011 Note and the 2012 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $8,315,000.00 (the “2012 Note”).

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

Our wholly owned subsidiary expects to further modify its loan with Aton such that Aton shall increase the amount outstanding under the 2012 Note by $1,500,000.00 (the “2013 Additional Loan Amount”) and consolidate the remaining balance, including accrued interest from July 1, 2012 to February 6, 2013 equal to approximately $291,025, under the 2012 Note and the 2013 Additional Loan Amount into one new amended and restated promissory note in the principal amount of US$10,106,025.00 (the “Proposed 2013 Note”). We expect the Proposed 2013 Note to bear interest at the rate of 6% per annum, to be due and payable on March 31, 2014 and to be secured by a pledge of all of our wholly owned subsidiary’s interest in its wholly owned subsidiary, Provident Energy of Montana, LLC. Interest on the Proposed 2013 Note is expected to be payable 10 days after maturity in shares of our common stock. Despite the formal documentation and details expected to be finalized in the coming weeks, we have received $500,000 of the 2013 Additional Loan Amount. There is no guarantee that such documentation will be finalized; therefore, such funds may not be applied accordingly. If the foregoing is completed, a current report shall be promptly filed.

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $7,000,000 during the next twelve months, which will include drilling and, if warranted, completion costs for one horizontal well that has already been drilled to the Bakken. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain the needed funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
October 2013	Drill a vertical or horizontal Cut Bank or Alberta Bakken well. (Testing required) MAX 1 well update :
We continue our efforts to the testing of the Tribal MAX 1 horizontal well.
Adjustments are ongoing to target the best performance of the well.

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

Cash Used In Operating Activities

Net cash used in operating activities was $396,143 during the interim period ended December 31, 2012 as compared to $1,079,786 during the interim period ended December 31, 2011. In the first quarter 2011 we fracked four wells causing the difference in expenditures.

Cash from Investing Activities

Net cash used in investing activities was $16,487 during the interim period ended December 31, 2012 as compared to $25,781 during the interim period ended December 31, 2011. The decrease is caused by the Company not purchasing any of equipment in the interim period ended December 31, 2012 as compared to purchasing $7,750 in the interim period ended December 31, 2011.

Cash from Financing Activities

Net cash provided by financing activities for the interim period ended December 31, 2012 was $396,226 compared to $988,968 in the interim period ended December 31, 2011. The reason for the decrease is repayments of loan payable and related party loans.

Capital Expenditures

As of December 31, 2012, our company did not have any material commitments for capital expenditures.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the interim period ended December 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of December 31, 2012, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the years ended December 31, 2012 and 2011 and the interim period ended December 31, 2012, no impairment was recorded.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with ASC 410-20, Asset Retirement Obligations.

ASC 410-20 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs to be incurred by us in the future once the economic life of our oil and gas wells are reached. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until we settle the obligation.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $25,818,208 as at December 31, 2012. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2012 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of December 31, 2012 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Our common stock currently trades on a limited basis on the OTC Markets Group. Trading of our stock through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our company’s disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the Securities and Exchange Commission on December 31, 2012.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the interim period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

As a consequence of the violations, Provident Energy had to plead guilty to a federal class B misdemeanor and incurred fines and penalties in addition to being put on 18-months’ probation.

In addition to this claim, we and Provident Energy have also asserted that Billie Eustice committed fraud and conversion in withdrawing monies from the account of Provident Energy after the sale of the company and in representing herself as an agent of Provident Energy after the sale in order to acquire royalty interest which she was not authorized to do. Provident Energy had a one year consulting agreement with Billie Eustace wherein she was to provide consulting services to Provident Energy in exchange for a $1,500,000.00 consulting fee that was paid up front as part of the consideration for the company less a $250,000.00 retention for remediation and cleanup of a spill disclosed prior to closing. Provident Energy's costs far exceeded the $250,000 retention.

We and Provident Energy seek rescission of the consulting agreement with Billie Eustace, the divesting of any royalty interests she fraudulently obtained for herself, and reimbursement and indemnity of all damages incurred as a result of her fraud and conversion.

Relief Sought

We and Provident Energy are asking for all amounts expended for cleanup, remediation, fines, attorney’s fees, and any loss of opportunity or profit attributable to the undisclosed "spill" resulting the death of birds covered by the Migratory Bird Treaty Act, rescission of the consulting agreement, damages in the amounts of all profits derived from royalty interests fraudulently obtained by Billie Eustace, $134,000.00 as the amount of Provident Energy’s funds converted by Eustace to her own personal bank account, attorney’s fees, pre and post-judgment interests, and court costs.

Settlement

On December 14, 2012, we signed a confidential compromise settlement agreement and release with Billie Eustice effective December 3, 2012, whereby it is contemplated that we will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments for reimbursement of all amounts claimed by Billie Eustace as funds expended by her on her behalf for cleanup or remediation or expenses associated with any environmental incident at any property leased or owned by Provident. We have also filed a Mutual Dismissal with Prejudice of this case and all claims and counter claims with the District Court of Tulsa County in the State of Oklahoma, which dismisses this lawsuit with prejudice.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended September 30, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3)	(i) Articles of Incorporation and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)
3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)
3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)
(4)	Instruments defining the rights of security holders including indentures
4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)
(10)	Material Contracts
10.1	10% Promissory Note dated July 14, 2008 issued by our company to Aton Select Fund Limited in the principal amount of $375,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008)
10.2	Stock Purchase Agreement dated August 21, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on August 25, 2008)
10.3	Form of Note Purchase Agreement dated September 3, 2008 between our company and an unaffiliated lender (incorporated by reference from our Current Report on Form 8-K/A filed on December 10, 2008)
10.4	First Amendment to Stock Purchase Agreement dated October 3, 2008, by and between Billie J. Eustice and the Gary L. Little Trust, as Sellers, and Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 6, 2008)
10.5	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)
10.6	Employment Agreement dated October 18, 2008 between our company and Reginald Denny (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)
10.7	Employment Agreement dated October 18, 2008 between our company and Pierre Mulacek (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 23, 2009)
10.8	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.9	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.10	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.11	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.12	Loan Consolidation Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.14	Note Purchase Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.15	Promissory Note dated October 1, 2009, of Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.16	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.17	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.18	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.19	Purchase and Sale Agreement dated April 9, 2010, by and between Provident Energy Associates of Montana, LLC, as Seller, and Knightwall Invest, Inc., as Buyer (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010)
10.20	Executive Employment Agreement dated July 17, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2010)
10.21	Executive Employment Agreement dated July 17, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2010)
10.22	Note Purchase Agreement dated as of the 17th day of July, 2010, between our company and Global Project Finance AG (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 13, 2010)
10.23	Stock Option Agreement dated October 8, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.24	Stock Option Agreement dated October 8, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.25	Stock Option Agreement dated October 8, 2010 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.26	Option Agreement dated November 22, 2010 between Provident Energy Associates of Montana, LLC and Knightwall Invest, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2010)
10.27	Conversion and Loan Modification Agreement dated as of October 1, 2011 between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.28	Note Purchase Agreement dated as of October 1, 2011, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.29	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.30	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.31	Executive Employment Agreement dated July 17, 2012 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
10.32	Executive Employment Agreement dated July 17, 2012 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
10.33	Loan Modification Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.34	Amended and Restated Note Purchase Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.35	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.36	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.37	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
(21)	Subsidiaries
21.1	Arkanova Development LLC (Nevada Limited Liability Company)
Arkanova Acquisition Corporation (Delaware)
Prism Corporation (Oklahoma)
Provident Energy of Montana, LLC (Montana Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: February 14, 2013

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: February 14, 2013