Form 10-Q
period 2013-03-31
ARKANOVA ENERGY CORP.
filed 2013-05-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number 000-51612

(Exact name of registrant as specified in its charter)

Nevada	68-0542002
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

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
49,514,115 common shares issued and outstanding as at May 8, 2013

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the period ended March 31, 2013 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2013	2012

ASSETS
Cash and cash equivalents	$235,710	$74,356
Oil and gas receivables	208,379	146,908
Prepaid expenses and other	21,997	28,035
Total current assets	466,086	249,299
Property and equipment, net of accumulated depreciation of $215,717 and $201,651	168,095	167,585
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion of $16,499,763 and $16,381,452	1,832,796	1,931,723
Other Assets	97,000	97,000
Total assets	$2,563,977	$2,445,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$244,202	$518,966
Accrued liabilities	79,334	124,271
Due to related party	230,029	826,379
Notes payable	9,116,650	7,630,538
Derivative liability	–	2,919
Other liabilities	37,500	–
Total current liabilities	9,707,715	9,103,073
Loans payable	–	2,707
Asset retirement obligations	129,701	123,827
Other liabilities	103,125	–
Total liabilities	9,940,541	9,229,607

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 49,514,115 (September 30, 2012 – 46,514,115) shares issued and outstanding	49,514	46,514
Additional paid-in capital	18,800,507	18,503,507
Accumulated deficit	(26,226,585)	(25,334,021)
Total stockholders’ deficit	(7,376,564)	(6,784,000)
Total liabilities and stockholders’ deficit	$2,563,977	$2,445,607

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012

Revenue

Oil and gas sales	$189,589	$239,595	$380,181	$492,945
Operator income	20,250	20,250	40,500	40,500

Total revenue	209,839	259,845	420,681	533,445

Expenses

General and administrative expenses	307,236	323,919	633,328	637,057
Oil and gas production costs	130,903	264,297	280,699	526,143
Accretion	2,939	4,713	5,874	5,381
Depletion	58,702	64,923	118,310	133,541
Gain on transfer of oil and gas properties	–	–	–	(161,029)
Loss on disposal of equipment	1,917	–	1,917	–

Operating loss	(291,858)	(398,007)	(619,447)	(607,648)

Other income (expenses)

Interest expense	(119,283)	(112,451)	(261,337)	(226,076)
Gain on derivative liability	2,764	4,322	2,919	68,444
Loss on settlement of debt	–	–	(29,165)	–
Gain on forgiveness of debt	–	–	14,466	5,563,130

Net (loss) income	$(408,377)	$(506,136)	$(892,564)	$4,797,850

(Loss) earnings per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$0.10

Basic weighted average common shares outstanding	49,514,000	46,514,000	48,212,000	46,321,000
Diluted weighted average common shares outstanding	49,514,000	46,514,000	48,212,000	46,345,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2013	2012

Operating Activities
Net (loss) income	$(892,564)	$4,797,850

Adjustment to reconcile net (loss) income to net cash used in operating activities:

Accretion	5,874	5,381
Depreciation	32,934	50,994
Depletion	118,310	133,541
Gain on derivative liability	(2,919)	(68,444)
Gain on transfer of oil and gas properties	–	(161,029)
Loss (gain) on settlement of debt	29,165	(5,563,130)
Gain on forgiveness of debt	(14,466)	–
Loss on disposal of equipment	1,917	–

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	7,601	(157,454)
Oil and gas receivables	(61,471)	762
Accounts payable and accrued liabilities	(153,928)	(678,903)
Accrued interest	260,554	209,902
Due to related parties	3,650	–

Net Cash Used in Operating Activities	(665,343)	(1,430,530)

Investing Activities

Purchase of equipment	(37,112)	(7,750)
Proceeds from disposal of equipment	187	–
Oil and gas property expenditures	(19,383)	(70,408)

Net Cash Used in Investing Activities	(56,308)	(78,158)

Financing Activities

Principal payments on debt	(316,995)	(22,132)
Repayment of related party loan	(600,000)	400,000
Proceeds from issuance of promissory notes	1,500,000	1,000,000
Proceeds from issuance of common stock	300,000	–

Net Cash Provided by Financing Activities	883,005	1,377,868

Net Change in Cash	161,354	(130,820)

Cash and cash equivalents – beginning of period	74,356	218,741

Cash and cash equivalents – end of period	$235,710	$87,921

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2012. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $26,226,585 since inception and has a negative working capital of $9,241,629 at March 31, 2013. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

As at March 31, 2013 and September 30, 2012, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at March 31, 2013 and September 30, 2012 was $1,832,796 and $1,931,723, respectively.

NOTE 4: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended March 31,
		2013			2012
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(408,377)	46,514,000	$(0.01)	$(506,136)	46,514,000	$(0.01)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(408,377)	46,514,000	$(0.01)	$(506,136)	46,514,000	$(0.01)

	For the Six Months Ended March 31,
		2013			2012
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(892,564)	48,212,000	$(0.02)	$4,797,850	46,321,000	$0.10
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	24,000	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(892,564)	48,212,000	$(0.02)	$4,797,850	46,345,000	$0.10

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

(b)	At March 31, 2013, the Company owed management fees of $145,000 (September 30, 2012 - $180,000) to the President of the Company and $85,029 (September 30, 2012 - $46,379) to the CFO of the Company.

(c)	During the six months ended March 31, 2013, Arkanova issued 3,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $300,000.

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

On February 6, 2013, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,500,000 and consolidate its 2012 Note into one promissory note in the principal amount for $10,106,025 (the “2013 Note”), including accrued interest of $291,025. The 2013 Note bears interest at 6% per annum, is due on March 31, 2014, and, as was the case with the 2012 Note, is secured by our guarantee and also a pledge of all of Acquisition’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note shall be paid within 10 business days following the maturity date in shares of common stock of the Company. The number of shares of common stock shall be determined by dividing $707,422 by the average stock price of the Company over the 15 business day period immediately preceding the maturity date. On February 6, 2013, the Company received $500,000 of the $1,500,000 funding from the note holder. The balance of $1,000,000 has not been received by the Company as of March 31, 2013 and the Company is expected to receive the $1,000,000 by May 31, 2013..

Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and determined that the 2012 Note and 2013 Note were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment.

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

During the six months ended March 31, 2013 and 2012, Arkanova did not grant any stock options and no stock options were exercised. During the six months ended March 31, 2013, 103,333 (2012 - none) stock options expired unexercised.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2011	4,953,333	$0.33
Expired	(300,000)	1.35
Outstanding, September 30, 2012	4,653,333	$0.27
Expired	(103,333)	0.10
Outstanding, March 31, 2013	4,550,000	$0.27
Exercisable, March 31, 2013	4,550,000	$0.27	1.55	$–

At March 31, 2013, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at March 31, 2013.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Warrants	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2012 and 2011	1,168,235	$0.48

Expired	(1,068,235)	$0.43

Outstanding, March 31, 2013	100,000	$1.00	0.75	$–

As at March 31, 2013, the following common share purchase warrants were outstanding:

		Remaining Contractual Life
Number of Warrants	Exercise Price	(years)
100,000	$ 1.00	0.75

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

The warrants issued during the year ended September 30, 2008 are not afforded equity treatment because these warrants have a down-round ratchet provision on the exercise price. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, the fair value of the derivative liability is reflected on the balance sheet and all future changes in the fair value of these warrants are recognized currently in earnings in the consolidated statement of operations under the caption “Gain (loss) on derivative liability” until such time as the warrants are exercised or expire. The total fair values of the warrants at the end of each period were determined using a lattice model and the changes in fair value were recognized in the consolidated statements of operations.

The warrants were valued at each period end until they expire using a multi-nominal lattice model with the following assumptions:

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

  The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year
September 30, 2012	206%	257%	316%	386%	417%
March 31, 2013	–	–	–	–	–

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

The impact of ASC 815-15 for the six months ending March 31, 2013 resulted in a decrease in the derivative liability of $2,919 with a corresponding gain of $2,919 on derivative instruments. On March 31, 2013, the purchase warrants expired and the fair value of the derivative liability was $nil. At September 30, 2013, the fair value of the derivative liability was $2,919. The warrants are expired as of March 31, 2013.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of March 31, 2013 as follows:

Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Liabilities:
Derivative Liabilities	$–	$–	$–	$–

Total liabilities measured at fair value	$–	$–	$–	$–

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

NOTE 10: COMMITMENTS

See Note 6.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,979 per month over the term of the lease.

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the six months ended March 31, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000.

NOTE 11: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Six Months
	Ended	Year Ended
	March 31,	September 30,
	2013	2012

Asset retirement obligations, beginning of period	$123,827	$133,319
Revision due to property sales	–	(20,511)
Accretion expense	5,874	11,019

Asset retirement obligations, end of period	$129,701	$123,827

During the year ended September 30, 2012, the Company reduced the asset retirement obligations by $20,511 due to the sale of 10% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana.

NOTE 12: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Six Months	Six Months
	ended	ended
	March 31,	March 31,
	2013	2012
Supplemental Disclosures:

Interest paid	$–	$16,175
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$–	$31,489
Shares issued to extinguish liability	$–	$720,000
Asset retirement obligation revision due to property sales	$–	$20,511
Accrued interest converted into note payable	$291,025	$–

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report. Examples of forward-looking statements made in this quarterly report include statements pertaining to, among other things:

  rise in expenses as we proceed to determine the feasibility of developing our current and future property interests;
  our estimation that we will require approximately $2,500,000 over the next 12-month period to fund our plan of operations;
  our need for, and our ability to raise, capital;
  management’s assessment that our company is a going concern;
  that we do not anticipate incurring any additional lease acquisition costs during the next twelve months; and
  our estimated timeline of exploration activity on our properties.

The material assumptions supporting these forward-looking statements include, among other things:

  our ability to obtain necessary financing on acceptable terms;
  timing and amount of expenditures;
  our ability to obtain necessary drilling and related equipment in a timely and cost-effective manner to carry out exploration activities;
  retention of skilled personnel;
  the timely receipt of required regulatory approvals;
  continuation of current tax and regulatory regimes; and
  general economic and financial market conditions.

Although management considers these assumptions to be reasonable based on information currently available to it, they may prove to be incorrect. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  our ability to establish or find resources or reserves;
  our need for, and our ability to raise, capital;
  volatility in market prices for natural gas and crude oil;
  liabilities inherent in natural gas and crude oil operations;
  uncertainties associated with estimating natural gas and crude oil resources or reserves;
  competition for, among other things, capital, resources, undeveloped lands and skilled personnel;
  geological, technical, drilling and processing problems; and
  other factors discussed under the section entitled “Risk Factors” in our annual report on Form 10-K filed on December 31, 2012.

These risks, as well as risks that we cannot currently anticipate, could cause our company’s or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance; except as required by applicable law, including applicable securities laws, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations for the period ended March 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ending March 31, 2013 and 2012 which are included herein:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012

Revenue
Oil and gas sales	$189,589	$239,595	$380,181	$492,945
Operator income	20,250	20,250	40,500	40,500
Total revenue	209,839	259,845	420,681	533,445

Expenses
General and administrative expenses	307,236	323,919	633,328	637,057
Oil and gas production costs	130,903	264,297	280,699	526,143
Accretion	2,939	4,713	5,874	5,381
Depletion	58,702	64,923	118,310	133,541
Gain on transfer of oil and gas properties	–	–	–	(161,029)
Loss on disposal of equipment	1,917	–	1,917	–
Operating loss	(291,858)	(398,007)	(619,447)	(607,648)

Other income (expenses)
Interest expense	(119,283)	(112,451)	(261,337)	(226,076)
Gain on derivative liability	2,764	4,322	2,919	68,444
Loss on settlement of debt	–	–	(29,165)	–
Gain on forgiveness of debt	–	–	14,466	5,563,130
Net (loss) income	$(408,377)	$(506,136)	$(892,564)	$4,797,850

Revenues

During the three months period ended March 31, 2013, we generated $209,839 in oil and gas sales as compared to $259,845 in oil and gas sales during the same period ended March 31, 2012. The reason for the decrease in sales is a result of a lowered average price of crude oil and lower production.

During the six months period ended March 31, 2013, we generated $420,681 in oil and gas sales as compared to $533,445 in oil and gas sales during the same period ended March 31, 2012. The reason for the decrease in sales is a result of a lowered average price of crude oil and lower production.

Expenses

Expenses decreased during the three months ended March 31, 2013 to $501,697 as compared to $657,852 during the same period in 2012. The decrease is largely due to completion of the upgrades to the lease last year.

Expenses decreased during the six months ended March 31, 2013 to $1,040,128 as compared to $1,141,093 during the same period in 2012. The decrease is largely due to completion of the upgrades to the lease last year offset by a gain on transfer of oil and gas properties during the period ended March 31, 2012.

Liquidity and Capital Resources

Working Capital

	March 31	September 30,
	2013	2012
	(unaudited)	(audited)
Current assets	$466,086	$249,299
Current liabilities	9,707,715	9,103,073
Working capital (deficiency)	$(9,241,629)	$(8,853,774)

We had cash and cash equivalents of $235,710 and a working capital deficit of $9,241,629 as of March 31, 2013 compared to cash and cash equivalents of $74,356 and working capital deficit of $8,853,774 as of September 30, 2012.

We anticipate that we will require approximately $2,500,000 for operating expenses during the next 12-months as set out below.

Estimated Expenses for the Next 12-Month Period

Re-activate wells / P & A some wells	$750,000
Re-activate one injection well	$750,000
Employee and Consultant Compensation	$400,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$2,500,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next 12-month period. We estimate that we will require approximately $2,500,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the period ended September 30, 2012, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Outstanding Promissory Notes

On October 1, 2009, our subsidiary entered into a loan consolidation agreement to consolidate its outstanding promissory notes. We requested an additional loan in the amount of $1,168,729 to be consolidated into one new promissory note in the principal amount of $12,000,000. Pursuant to the terms and conditions of the agreement, the loan provided for the consolidation and cancellation of the former notes and the additional loan amount. Interest of $818,771 on the former notes was consolidated to the new principal amount of $12,000,000. The promissory note included interest at 6% per annum, was due on December 31, 2011, and was secured by a pledge of all of our subsidiary’s interest in its wholly-owned subsidiary, Provident Energy. Interest on the promissory note was payable 10 days after maturity in shares of our company’s common stock. The number of shares payable as interest was to be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matures.

As inducement to the note holder to provide the additional loan of $1,168,729, our subsidiary agreed to cause our company to issue 821,918 shares of common stock to the note holder. In addition, we agreed to issue $240,000 worth of shares of common stock to the note holder on the first anniversary of the execution of the Note Purchase Agreement. The note was secured by a pledge of all the membership interest of Provident Energy and a guarantee of indebtedness by our company.

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

The 2011 Note included interest at the rate of 6% per annum, was due and payable on March 31, 2013, and, as was the case with the 2009 Note, was secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2011 Note was payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2011 Note was to be determined by dividing $420,000 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2011 Note matured. Our subsidiary’s obligations under the 2011 Note were guaranteed by our company pursuant to a Guaranty Agreement dated as of October 1, 2011.

On October 11, 2011, we issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited to settle interest payment of $720,000 on the 2011 Note resulting in a loss of settlement of debt of $49,140. On February 1, 2012, we adjusted the exercise price of the warrant to purchase 250,000 shares of common stock of our company which warrant was issued to John Thomas Bridge & Opportunity Fund on March 19, 2008 from $0.27 per share to $0.22 per share, which was the deemed price per share of the issuance to Aton Select Funds Limited.

On August 6, 2012, our wholly owned subsidiary entered into a Loan Modification Agreement and an Amended and Restated Note Purchase Agreement with Aton Select Funds Limited which was effective as of July 1, 2012, whereby Aton agreed to increase the amount outstanding under the 2011 Note by $1,000,000.00 (the “ 2012 Additional Loan Amount”) and consolidate the remaining balance under the 2011 Note and the 2012 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $8,315,000.00 (the “2012 Note”).

The 2012 Note included interest at the rate of 6% per annum, was due and payable on June 30, 2013, was secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2012 Note was payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2012 Note was to be determined by dividing $498,900 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2012 Note matures. Our subsidiary’s obligations under the 2012 Note were guaranteed by our company pursuant to a Guaranty Agreement dated as of July 1, 2012. We received the 2012 Additional Loan Amount evidenced by the foregoing amended and restated loan documents on October 3, 2012.

Effective February 6, 2013, our wholly owned subsidiary further modified its loan with Aton effective February 6, 2013 such that Aton increased the amount outstanding under the 2012 Note by $1,500,000.00 (the “2013 Additional Loan Amount”) and consolidated the remaining balance, including accrued interest from July 1, 2012 to February 6, 2013 equal to approximately $291,025, under the 2012 Note and the 2013 Additional Loan Amount into one new amended and restated promissory note in the principal amount of US$10,106,025.00 (the “2013 Note”). The 2013 Note bears interest at the rate of 6% per annum, due and is payable on March 31, 2014, and is secured by a pledge of all of our wholly owned subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note is payable 10 days after maturity in shares of our common stock. On February 8, 2013, we received $500,000 of the 2013 Additional Loan Amount. We expect the remaining 2013 Additional Loan Amount of $1,000,000 by the end of May 2013.

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $2,500,000 during the next twelve months, which will include drilling and, if warranted, completion costs for one horizontal well that has already been drilled to the Bakken. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain the needed funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
August – December	2013 - Recomplete 5 Cut Bank wells and re-activate one injection well.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $400,000. As of March 31, 2013, we had 6 employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $190,000. Mr. Denny has agreed to a temporary suspension to an annual salary of $120,000, the difference of $70,000 is expected to be paid at a future date.

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

Operating Activities

Net cash used in operating activities was $(665,343) during the six months ended March 31, 2013 as compared to $ (1,430,530) during the same period in 2012. The reason for the decrease is the completion of the field maintenance upgrades to the Montana oil lease and the salary reductions.

Investing Activities

Net cash used in investing activities was $(56,308) during the six months ended March 31, 2013 as compared to net cash used in investing activities of $(78,158) during the same period in 2012. The reason for the decrease is the decrease in capital improvements during the period.

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2013 was $883,005 compared to $1,377,868 of net cash used in financing activities during the same period in 2012. The reason for the decrease is a result of repayments of loan payable and related party loans.

Capital Expenditures

As of the six months ended March 31, 2013, our company did not have any material commitments for capital expenditures.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of March 31, 2013, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of March 31, 2013, the proven properties had a value of $1,832,796 using a full cost method.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $(26,226,585) as at March 31, 2013. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of March 31, 2013 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2013 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the interim period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended March 31, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

10.35	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.36	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.37	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
10.38*	Loan Modification Agreement dated effective February 6, 2013, between Arkanova Acquisition Corporation and Aton Select Funds Limited
10.39*	Amended and Restated Promissory Note dated effective February 6, 2013, with Arkanova Acquisition Corporation as maker
10.40*	Amended and Restated Note Purchase Agreement dated effective February 6, 2013, between Arkanova Acquisition Corporation and Aton Select Funds Limited
10.41*	Amended and Restated Pledge Agreement dated effective February 6, 2013, between Arkanova Acquisition Corporation and Aton Select Funds Limited

10.42*	Amended and Restated Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited
(21)	Subsidiaries
21.1

Arkanova Development LLC (Nevada Limited Liability Company)
Arkanova Acquisition Corporation (Delaware)
Prism Corporation (Oklahoma)
Provident Energy of Montana, LLC (Montana Limited Liability Company)

(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on December 31, 2012)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: May 14, 2013

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 14, 2013