Form 10-Q
period 2013-06-30
ARKANOVA ENERGY CORP.
filed 2013-08-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,514,115 common shares issued and outstanding as at August 8, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited consolidated interim financial statements for the period ended June 30, 2013 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2013	2012

ASSETS
Cash and cash equivalents	$960,379	$74,356
Oil and gas receivables	229,617	146,908
Prepaid expenses and other	17,122	28,035
Total current assets	1,207,118	249,299
Property and equipment, net of accumulated depreciation of $232,747 and $201,651	230,367	167,585
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion of $16,553,548 and $16,381,452	1,781,906	1,931,723
Other Assets	97,000	97,000
Total assets	$3,316,391	$2,445,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$205,287	$518,966
Accrued liabilities	239,222	124,271
Due to related party	247,529	826,379
Notes payable	10,131,403	7,630,538
Derivative liability	–	2,919
Other liabilities	37,500	–
Total current liabilities	10,860,941	9,103,073
Loans payable	60,652	2,707
Asset retirement obligations	132,742	123,827
Other liabilities	93,750	–
Total liabilities	11,148,085	9,229,607

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 49,514,115 (September 30, 2012 – 46,514,115) shares issued and outstanding	49,514	46,514
Additional paid-in capital	18,800,507	18,503,507
Accumulated deficit	(26,681,715)	(25,334,021)
Total stockholders’ deficit	(7,831,694)	(6,784,000)
Total liabilities and stockholders’ deficit	$3,316,391	$2,445,607

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue

Oil and gas sales	$175,227	$193,384	$555,408	$686,329
Operator income	20,250	20,250	60,750	60,750

Total revenue	195,477	213,634	616,158	747,079

Expenses

General and administrative expenses	297,200	228,723	930,529	865,780
Oil and gas production costs	136,297	123,121	416,996	649,264
Accretion	3,041	2,771	8,915	8,152
Depletion	53,786	61,000	172,096	194,541
Gain on transfer of oil and gas properties	–	–	–	(161,029)
Loss (gain) on disposal of equipment	–	(43,549)	1,917	(43,549)

Operating loss	(294,847)	(158,432)	(914,295)	(766,080)

Other income (expenses)

Interest expense	(160,282)	(112,530)	(421,619)	(338,606)
Gain on derivative liability	–	11,202	2,919	79,646
Loss on settlement of debt	–	–	(29,165)	–
Gain on forgiveness of debt	–	–	14,466	5,563,130

Net (loss) income	$(455,129)	$(259,760)	$(1,347,694)	$4,538,090

(Loss) earnings per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$0.10

Basic weighted average common shares outstanding	49,514,000	46,514,000	48,646,000	46,385,000
Diluted weighted average common shares outstanding	49,514,000	46,514,000	48,646,000	46,385,632

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2013	2012

Operating Activities

Net (loss) income	$(1,347,694)	$4,538,090

Adjustment to reconcile net (loss) income to net cash used in operating activities:

Accretion	8,915	8,152
Depreciation	49,962	78,487
Depletion	172,096	194,541
Gain on derivative liability	(2,919)	(79,646)
Gain on transfer of oil and gas properties	–	(161,029)
Loss (gain) on settlement of debt	29,165	(5,563,130)
Gain on forgiveness of debt	(14,466)	–
Loss (gain) on disposal of equipment	1,917	(43,549)

Changes in operating assets and liabilities:

Prepaid expenses and other receivables	12,476	(201,748)
Oil and gas receivables	(82,709)	61,060
Accounts payable and accrued liabilities	(192,817)	(798,453)
Accrued interest	420,442	314,344
Due to related parties	21,150	–

Net Cash Used in Operating Activities	(924,482)	(1,652,881)

Investing Activities

Purchase of equipment	(37,112)	(7,750)
Proceeds from disposal of equipment	187	136,550
Oil and gas property expenditures	(22,279)	(104,854)

Net Cash Provided by (Used in) Investing Activities	(59,204)	23,946

Financing Activities

Principal payments on debt	(330,291)	(30,789)
Repayment of related party loan	(600,000)	600,000
Proceeds from issuance of promissory notes	2,500,000	1,000,000
Proceeds from issuance of common stock	300,000	–

Net Cash Provided by Financing Activities	1,869,709	1,569,211

Net Change in Cash	886,023	(59,724)

Cash and cash equivalents – beginning of period	74,356	218,741

Cash and cash equivalents – end of period	$960,379	$159,017

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2012. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2012 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $26,681,715 since inception and has a negative working capital of $9,653,823 at June 30, 2013. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

As at June 30, 2013 and September 30, 2012, the present value of the estimated future net revenue exceeds the carrying value of the evaluated oil and gas properties, therefore, no impairment is required. The carrying value of Arkanova’s evaluated oil and gas properties at June 30, 2013 and September 30, 2012 was $1,781,906 and $1,931,723, respectively.

NOTE 4: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
	2013			2012
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Income (Loss)	Outstanding	Per Share	Income (Loss)	Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(455,129)	49,514,000	$(0.01)	$(259,760)	46,514,000	$(0.01)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(455,129)	49,514,000	$(0.01)	$(259,760)	46,514,000	$(0.01)

	For the Nine Months Ended June 30,
	2013			2012
		Weighted			Weighted
		Average			Average
		Common			Common
		Shares			Shares
	Income (Loss)	Outstanding	Per Share	Income (Loss)	Outstanding	Per Share
Basic:
Income (loss) attributable to common stock	$(1,347,694)	48,212,000	$(0.03)	$4,538,090	46,385,000	$0.10
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	632	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(1,347,694)	48,212,000	$(0.03)	$4,538,090	46,385,632	$0.10

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

(b)	At June 30, 2013, the Company owed management fees of $145,000 (September 30, 2012 - $180,000) to the President of the Company and $102,529 (September 30, 2012 - $46,379) to the CFO of the Company.

(c)	During the nine months ended June 30, 2013, Arkanova issued 3,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $300,000.

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

On February 6, 2013, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,500,000 and consolidate its 2012 Note into one promissory note in the principal amount for $10,106,025 (the “2013 Note”), including accrued interest of $291,025. The 2013 Note bears interest at 6% per annum, is due on March 31, 2014, and, as was the case with the 2012 Note, is secured by our guarantee and also a pledge of all of Acquisition’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note shall be paid within 10 business days following the maturity date in shares of common stock of the Company. The number of shares of common stock shall be determined by dividing $707,422 by the average stock price of the Company over the 15 business day period immediately preceding the maturity date. On February 6, 2013, the Company received $500,000 of the $1,500,000 funding from the note holder. The balance of $1,000,000 was received by the Company on June 4, 2013.

Arkanova evaluated the application of ASC 470-50 and ASC 470-60 and determined that the 2012 Note and 2013 Note were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment.

(c)

On November 24, 2009, the Company entered into a loan agreement in the amount of $56,303 to purchase equipment. The loan bears interest at 7.69% per annum and is to be repaid in 48 equal monthly installments commencing December 30, 2009. During the nine months ended June 30, 2013, the Company repaid principal amount of $11,541. The balance of the loan is $6,704 at June 30, 2013.

(d)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% per annum and is to be repaid in 48 equal monthly installments commencing July 28, 2013. As at June 30, 2013, the Company accrued interest of $26 on the loan.

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

During the nine months ended June 30, 2013 and 2012, Arkanova did not grant any stock options and no stock options were exercised. During the nine months ended June 30, 2013, 1,303,333 (2012 – 300,000) stock options expired unexercised.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2011	4,953,333	$0.33
Expired	(300,000)	1.35
Outstanding, September 30, 2012	4,653,333	$0.27
Expired	(1,303,333)	0.37
Outstanding, June 30, 2013	3,350,000	$0.23
Exercisable, June 30, 2013	3,350,000	$0.23	1.77	$–

At June 30, 2013, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at June 30, 2013.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted	Weighted Average
	Number of	Average Exercise	Remaining	Aggregate
	Warrants	Price	Contractual Term	Intrinsic Value
Outstanding, September 30, 2012 and 2011	1,168,235	$0.48
Expired	(1,068,235)	$0.43
Outstanding, June 30, 2013	100,000	$1.00	0.50	$–

As at June 30, 2013, the following common share purchase warrants were outstanding:

		Remaining Contractual Life
Number of Warrants	Exercise Price	(years)
100,000	$ 1.00	0.50

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

  The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year
September 30, 2012	206%	257%	316%	386%	417%
June 30, 2013	–	–	–	–	–

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

At September 30, 2012, the fair value of the derivative liability was $2,919. The impact of ASC 815-15 for the nine months ending June 30, 2013 resulted in a decrease in the derivative liability of $2,919 with a corresponding gain of $2,919 on derivative instruments. On March 31, 2013, the purchase warrants expired and the fair value of the derivative liability was $nil.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of June 30, 2013 as follows:

Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments (Level	Inputs (Level	Inputs	Balance as of
	1)	2)	(Level 3)	June 30, 2013
Liabilities:
Derivative Liabilities	$–	$–	$–	$–

Total liabilities measured at fair value	$–	$–	$–	$–

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance as of
	Instruments (Level	Inputs (Level	Inputs	September 30,
	1)	2)	(Level 3)	2012
Liabilities:
Derivative Liabilities	$–	$–	$2,919	$2,919

Total liabilities measured at fair value	$–	$–	$2,919	$2,919

NOTE 10: COMMITMENTS

See Note 6.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,979 per month over the term of the lease.

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the nine months ended June 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the nine months ended June 30, 2013, the Company repaid a total of $18,750 to Ms. Eustice.

NOTE 11: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Nine Months
	Ended	Year Ended
	June 30,	September 30,
	2013	2012

Asset retirement obligations, beginning of period	$123,827	$133,319
Revision due to property sales	–	(20,511)
Accretion expense	8,915	11,019

Asset retirement obligations, end of period	$132,742	$123,827

During the year ended September 30, 2012, the Company reduced the asset retirement obligations by $20,511 due to the sale of 10% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana.

NOTE 12: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Nine Months	Nine Months
	ended	ended
	June 30,	June 30,
	2013	2012
Supplemental Disclosures:

Interest paid	$–	$23,675
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Accounts payable related to capital expenditures	$–	$139,998
Shares issued to extinguish liability	$–	$720,000
Asset retirement obligation revision due to property sales	$–	$20,511
Accrued interest converted into note payable	$291,025	$–
Note payable related to capital expenditures	$79,300	$–

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
  that we do not anticipate incurring any additional lease acquisition costs during the next 12 months; and
  our estimated timeline of exploration activity on our properties.

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
  geological, technical, drilling and processing problems; and
  other factors discussed under the section entitled “Risk Factors” in this interim report and in our annual report on Form 10-K filed on December 31, 2012.

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

Results of Operations for the period ended June 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ending June 30, 2013 and 2012 which are included herein:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue
Oil and gas sales	$175,227	$193,384	$555,408	$686,329
Operator income	20,250	20,250	60,750	60,750

Total revenue	195,477	213,634	616,158	747,079

Expenses
General and administrative expenses	297,200	228,723	930,529	865,780
Oil and gas production costs	136,297	123,121	416,996	649,264
Accretion	3,041	2,771	8,915	8,152
Depletion	53,786	61,000	172,096	194,541
Gain on transfer of oil and gas properties	–	–	–	(161,029)
Loss (gain) on disposal of equipment	–	(43,549)	1,917	(43,549)

Operating loss	(294,847)	(158,432)	(914,295)	(766,080)

Other income (expenses)
Interest expense	(160,282)	(112,530)	(421,619)	(338,606)
Gain on derivative liability	–	11,202	2,919	79,646
Loss on settlement of debt	–	–	(29,165)	–
Gain on forgiveness of debt	–	–	14,466	5,563,130

Net (loss) income	$(455,129)	$(259,760)	$(1,347,694)	$4,538,090

Revenues

During the three months period ended June 30, 2013, our revenues decreased as a result of shutting the MAX well down for testing, workover, and maintenance. We also completed some electrical maintenance on 12 wells that were required to be shut down for two to three days each, which affected production by 10 to 20 bbls per day.

During the nine months period ended June 30, 2013, our revenues decreased as a result of having to shut down the field for repairs and maintenance, electrical repairs, winter weather, mechanical breakdowns and equipment delivery delays.

Expenses

Expenses increased during the three months ended June 30, 2013 during the same period in 2012 because of our efforts in making expenditures to increase production.

Expenses also increased during the nine months ended June 30, 2013 during the same period in 2012 because of our efforts in making expenditures to increase production.

Liquidity and Capital Resources

Working Capital

	June 30	September 30,
	2013	2012
	(unaudited)	(audited)
Current assets	$1,207,118	249,299
Current liabilities	10,860,941	9,103,073
Working capital (deficiency)	$(9,653,823)	(8,853,774)

The increase in our working capital as at June 30, 2013, as compared to September 30, 2012, is due to the receipt of funds from the Aton Select Funds Limited in 2013 as described under “Promissory Notes” below.

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

Promissory Notes

On October 1, 2009, our subsidiary, Arkanova Acquisition Corporation, entered into a loan consolidation agreement to consolidate its outstanding promissory notes. We requested an additional loan in the amount of $1,168,729 to be consolidated into one new promissory note in the principal amount of $12,000,000. Pursuant to the terms and conditions of the agreement, the loan provided for the consolidation and cancellation of the former notes and the additional loan amount. Interest of $818,771 on the former notes was consolidated to the new principal amount of $12,000,000. The promissory note included interest at 6% per annum, was due on December 31, 2011, and was secured by a pledge of all of our subsidiary’s interest in its wholly-owned subsidiary, Provident Energy of Montana, LLC. Interest on the promissory note was payable 10 days after maturity in shares of our company’s common stock. The number of shares payable as interest was to be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matured.

As inducement to the note holder to provide the additional loan of $1,168,729, we agreed to issue 821,918 shares of our company’s common stock to the note holder. In addition, we agreed to issue $240,000 worth of shares of common stock to the note holder on the first anniversary of the execution of the Note Purchase Agreement. The note was secured by a pledge of all the membership interest of Provident Energy and a guarantee of indebtedness by our company.

We agreed to issue an additional 900,000 shares of our company’s common stock to the lender following the execution of the loan consolidation agreement, in accordance with our heretofore unfulfilled obligation under Section 3 of the Note Purchase Agreement relating to the $9,000,000 note. We issued the 900,000 shares of common stock on May 27, 2010.

On October 22, 2010, we issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton Select Funds Limited as an interest payment on the promissory note and on October 26, 2010, we issued an additional 878,049 common shares with a fair value of $240,000.

On October 21, 2011, our subsidiary, Arkanova Acquisition Corporation, entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited which were effective as of October 1, 2011, and pursuant to which Aton agreed to

(i)

convert $6,000,000.00 of the remaining principal balance of the Promissory Note that our subsidiary issued to Aton on October 1, 2009 (the “2009 Note”) into a 10% working interest in the oil and gas leases comprising our company’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana,

(ii)	loan our subsidiary an additional $1,000,000.00 (the “Additional Loan Amount”),

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

On August 6, 2012, Arkanova Acquisition entered into a new Loan Modification Agreement and an Amended and Restated Note Purchase Agreement with Aton Select Funds Limited which was effective as of July 1, 2012, whereby Aton agreed to increase the amount outstanding under the 2011 Note by $1,000,000.00 (the “ 2012 Additional Loan Amount”) and consolidate the remaining balance under the 2011 Note and the 2012 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $8,315,000.00 (the “2012 Note”).

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

Effective February 6, 2013, Arkanova Acquisition Corporation further modified its loan with Aton effective February 6, 2013 such that Aton increased the amount outstanding under the 2012 Note by $1,500,000.00 (the “2013 Additional Loan Amount”) and consolidated the remaining balance, including accrued interest from July 1, 2012 to February 6, 2013 equal to approximately $291,025, under the 2012 Note and the 2013 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $10,106,025.00 (the “2013 Note”). The 2013 Note bears interest at the rate of 6% per annum, due and is payable on March 31, 2014, and is secured by a pledge of all of our wholly owned subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note is payable 10 days after maturity in shares of our common stock. On February 8, 2013, we received $500,000 of the 2013 Additional Loan Amount. We received the $1,000,000 balance on June 4, 2013, completing delivery of the loan proceeds.

Lease Acquisition Costs

We have recorded and paid for $31,258 oil and gas lease acreage of the approximately 50,000 acres in the Phillips, Monroe and Desha counties in Arkansas; however, we do not anticipate incurring any additional lease acquisition costs during the next twelve months. It remains uncertain that we will acquire the remainder of this acreage in future periods. The decision to purchase the Arkansas acreage was made by prior management.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $nil during the next 12-months.

Estimated Timeline of Exploration Activity on Property:

Date	Objective
August – December	2013 - Recomplete 5 Cut Bank wells and re-activate one injection well.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $100,000. As of June 30, 2013, we had 6 employees, including Pierre Mulacek and Reginald Denny. We pay Mr. Mulacek an annual salary of $240,000 and Mr. Denny an annual salary of $190,000. Mr. Denny has agreed to a temporary suspension to an annual salary of $120,000, the difference of $70,000 is expected to be paid at a future date.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended, in addition to general legal fees for oil and gas and general corporate matters. We estimate our legal and accounting expenses for the next 12 months to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $500,000 on general and administrative costs in the next 12-month period. These costs primarily consist of expenses such as salaries, lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $(924,482) during the nine months ended June 30, 2013 as compared to $(1,652,881) during the same period in 2012. The reason for the decrease is use of loan proceeds in prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $(59,204) during the nine months ended June 30, 2013 as compared to net cash provided by investing activities of $23,946 during the same period in 2012. The reason for the decrease is the payoff of an equipment note.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2013 was $1,869,709 compared to $1,569,211 of net cash used in financing activities during the same period in 2012. The reason for the increase is the proceeds from the 2013 Note with Aton.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in this report have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, allowance for doubtful accounts, inventory reserves and income taxes. These policies require that we make estimates in the preparation of our financial statements as of a given date.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of June 30, 2013, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of June 30, 2013, the proven properties had a net book value of $1,781,906 using the full cost method.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the interim period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $(26,681,715) as at June 30, 2013. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of June 30, 2013 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of June 30, 2013 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 24, 2013 (effective May 21, 2013), we dissolved one of our subsidiaries, Arkanova Development, LLC, a Nevada limited-liability company. The subsidiary was dissolved because it was no longer required. The setup of the foregoing subsidiary in 2007 was for the development of our Arkansas property leases that we no longer hold and this expense is therefore absolved.

ITEM 6. EXHIBITS.

3)	(i) Articles of Incorporation and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)
3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)
3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)
(4)	Instruments defining the rights of security holders including indentures
4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)
(10)	Material Contracts
10.1	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.2	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.3	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.4	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.5	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.6

Note Purchase Agreement dated as of the 17th day of July, 2010, between our company and Global Project Finance AG (incorporated by reference from our Quarterly Report on Form 10- Q filed on August 13, 2010)

10.7	Stock Option Agreement dated October 8, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.8	Stock Option Agreement dated October 8, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.9	Stock Option Agreement dated October 8, 2010 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.10

Conversion and Loan Modification Agreement dated as of October 1, 2011 between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.11

Note Purchase Agreement dated as of October 1, 2011, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.12	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.13	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.14	Executive Employment Agreement dated July 17, 2012 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
10.15	Executive Employment Agreement dated July 17, 2012 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
10.16	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
10.17	Loan Modification Agreement dated effective February 6, 2013, between Arkanova Acquisition Corporation and Aton Select Funds Limited
10.18	Amended and Restated Promissory Note dated effective February 6, 2013, with Arkanova Acquisition Corporation as maker
10.19	Amended and Restated Note Purchase Agreement dated effective February 6, 2013, between Arkanova Acquisition Corporation and Aton Select Funds Limited
10.20	Amended and Restated Pledge Agreement dated effective February 6, 2013, between Arkanova Acquisition Corporation and Aton Select Funds Limited
10.21	Amended and Restated Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited
(21)	Subsidiaries
21.1	Arkanova Development, LLC (Nevada Limited Liability Company) – dissolved effective May 21, 2013
21.2	Arkanova Acquisition Corporation (Delaware)
21.3	Prism Corporation (Oklahoma)
21.4	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on December 31, 2012)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: August 14, 2013

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 14, 2013