Form 10-K
period 2013-09-30
ARKANOVA ENERGY CORP.
filed 2013-12-24
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-51612

__________________________________________________
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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,272,042.03 based on a price of $0.038 per share, average bid and asked price, as of the last business day of the registrant’s most recently completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.49,514 115 shares of common stock as at December 19, 2013.

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

In this report, unless otherwise specified, all references to “common shares” refer to the shares of our common stock and the terms “we”, “us”, “our company” and “Arkanova” mean Arkanova Energy Corporation.

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

Competition

We are a junior producing oil and gas company and are also engaged in the acquisition of prospective oil and gas properties for exploration and development. We compete with other junior producing companies in addition to significantly larger companies. As we are also engaged in the exploration and development of prospective properties, we also compete with companies for the identification of such properties and the financing necessary to develop such properties.

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

Customers

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the Unit (as defined below under Item 2. “Properties”) unless either party gives 30 days advance written notice to terminate the agreement. In the event our contact with CHS Inc. is terminated for any reason, our company has determined that there are numerous other purchasers available to enter into a similar arrangement without a material adverse effect on our company.

Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may, from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

We are a company that started to produce oil and gas during the year ended September 30, 2009 and we are subject to a high level of governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. Additionally, we incur expenditures related to compliance with such laws, and may incur costs in connection with the remediation of any environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

We have filed with the US Environmental Protection Agency a permit to perform a waterflood injection in the MAX 1 – 2817 well in the Spring of 2014 and as of December 31, 2013 the permit is being reviewed.

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

Employees

Our company is currently operated by Pierre Mulacek as our president and chief executive officer and Reginald Denny as our chief financial officer. As of the date of this report, we had seven employees including Pierre Mulacek and Reginald Denny. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring any additional employees in the near future.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $28,065,957 as at September 30, 2013. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a relatively limited operating history, which may hinder our ability to successfully meet our objectives.

We have a relatively limited operating history upon which to base an evaluation of our current business and future prospects. We have commenced production in the year ended September 30, 2009 and we do not have an established history of operating producing properties or locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our relatively limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

Our future performance depends upon our ability to identify, acquire and develop additional oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop additional oil and gas reserves or generate additional revenues. We cannot provide you with any assurance that we will be able to identify and acquire additional oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

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

We have two executive officers and a limited number of additional consultants upon whom our success largely depends. We maintain a key person life insurance policy on our president and CEO, but not on anyone else, nor any consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

Future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We expect to experience growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Market conditions or operation impediments may hinder our access to natural gas and oil markets or delay our production.

The marketability of production from our properties depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, if drilling results are positive in certain areas of our oil and gas properties, a new gathering system would need to be built to handle the potential volume of oil and gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

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

When we incur indebtedness, the ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our current or future debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Our properties in Colorado and Montana and/or future properties might not produce, and we might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Colorado and Montana in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential liabilities. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

Our management evaluated our disclosure controls and procedures as of September 30, 2013 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2013 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Executive Offices

Our executive and head office is located at 305 Camp Craft Road, Suite 525, Austin, TX 78746. We lease the office on a month-to-month basis at a cost of $4,803.86 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

We currently hold property interests in three counties in the United States, which include one county in the State of Colorado and two counties in the State of Montana as summarized below.

Montana Properties

On August 21, 2008, our wholly-owned subsidiary, Arkanova Acquisition Corporation, entered into a stock purchase agreement with Billie J. Eustice and the Gary L. Little Trust to acquire all of the issued and outstanding capital stock of Prism Corporation, an Oklahoma corporation, for a purchase price of $6,000,000.

Following the closing, we acquired all of the membership interests of Provident Energy of Montana, LLC (formerly known as Provident Energy Associates of Montana, LLC), which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties (the “Unit”), Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit. The Unit covers approximately 9,900 acres and is located at the far southern end of the Cut Bank Field and is part of the Blackfeet Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 30 wells producing oil from the Unit. Ownership of these leasehold interests granted us the right to develop and produce all of the oil and gas reserves under the Unit.

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

On April 9, 2010, our subsidiary, Provident Energy of Montana LLC, entered into a Purchase and Sale Agreement with Knightwall Invest, Inc. Pursuant to the agreement, Provident Energy agreed to sell to Knightwall Invest 30% of the leasehold working interests comprising the Unit and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit, for a purchase price of $7,000,000. The closing of the purchase and sale, which was subject to the payment in full of all instalments of the purchase price and other conditions of closing, was scheduled to occur on August 6, 2010 but was delayed because of delayed drilling commitments. The final closing took place on November 23, 2010 with the final payment of $1,500,000 being received. Knightwall Invest was a lender to our company and it had an outstanding loan to our company of $330,000 in principal amount bearing interest at the rate of 10% per annum and due and payable by our company on July 8, 2010, plus interest of $33,000. The total amount due ($367,077.53, which included accrued interest to the date of payment) was paid in full from the portion of the purchase price paid by Knightwall Invest on August 3, 2010.

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

On October 21, 2011, our subsidiary entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited which were effective as of October 1, 2011, and pursuant to which Aton agreed to, among other things, convert $6,000,000.00 of the remaining principal balance of a Promissory Note that our subsidiary issued to Aton on October 1, 2009 into a 10% working interest in the Unit. Please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Outstanding Promissory Notes” for additional information.

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $78.77 and $79.31/barrel for liquids for September 30, 2013 and 2012, respectively. Future operating expenses and development costs are computed primarily by our company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing our company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of our company’s natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

A report of Gustavson Associates dated December 18, 2012 on our Montana Properties was attached as an exhibit to our annual report on Form 10-K filed on December 31, 2012 and an updated report of Gustavson Associates dated November 25, 2013 on our Montana Properties is attached as an exhibit to this annual report.

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2013	2012

	Oil	Oil
	(Mbbl)*	(Mbbl)*

Balance beginning of the year	87,678	130,746
Revisions of previous estimates	(39,726)	(11,442)
Production	(9,782)	(11,511)
Transfer of oil and gas interest	-	(20,115)

Balance end of the year	38,170	87,678

*Thousand barrels

Standardized Measure of Discounted Future Net Cash Flow

September 30, 2013

Future cash inflows	$3,006,650
Future production and development costs	(1,600,136)
Future income tax expenses	(492,280)
Future net cash flows	914,234

10% annual discount for estimated timing of cash flows	(220,893)

Standardized measure of discounted future net cash flows	$693,341

Production

During the year ended September 30, 2013, the average net sales price per barrel of oil received by contract was $78.60/barrel. The average net production cost was $79.83 per barrel. The high cost of production was due to upgrading flow lines, facilities, batteries, and well bores as the property was not maintained for several years. We are currently producing approximately 1,700 to 2,000 barrels per month and intend to eventually increase this production to over 3,000 barrels per month.

Productive Wells and Acreage

As of September 30, 2013, there were 77 oil wells on the lease of which 31 are now oil producing. This has increased from 12 wells that were producing in October 2008 at the time we acquired the property interests.

Undeveloped Acreage

All of the 9,900 acres on the Unit are considered to be developed and developmental acreage. Provident Energy has worked with Schlumberger to develop infield vertical and horizontal drilling locations. We believe that the property has 80 acre spacing with the potential for 40 acre to 20 acre spacing allowing for a minimum of 80 infield drilling locations. We believe that the property also has the potential for 30 Bakken type horizontal wells based on 320 acre spacing.

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

Present Activities

As of the date of this report, we are continuing our efforts to bring more producing wells on line through recompletion and reactivation of existing wells to more than 35 in 2014. In the Spring of 2014 we plan to do a waterflood injection on the MAX 1 – 2817 well the goal of which is to increase oil production on the Montana lease.

Delivery Commitments

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the unit unless either party gives 30 days advance written notice to terminate the agreement.

Internal Controls Over Reserves Estimates

Estimates of proved reserves at September 30, 2013, 2012 and 2011 were prepared by Gustavson Associates, LLC, our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers, geologists, economists, and appraisers and prepared the estimate of reserves in accordance with the US Securities and Exchange Commission’s definitions and guidelines. Gustavson Associates, LLC, holds neither direct nor indirect financial interest in the subject properties, in Provident Energy of Montana, LLC, or in any other affiliated companies. Our independent engineering firm reports jointly to the board of directors and to our President and Chief Executive Officer, Pierre Mulacek. For information regarding the experience and qualifications of the members of our board of directors and our President, please see Item 10 - “Directors, Executive Officers and Corporate Governance”.

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

Drilling Activity

There has not been any drilling activity on the leases in the last three years and we do not plan to drill any wells in 2014.

Prior Arkansas Properties

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

Under the terms of the acquisition and development agreement, we were obligated to pay approximately an additional $5,600,000 to acquire the remainder of the acreage which we had committed to acquire, unless we elected to pay a majority of the costs with shares of our common stock at $1.25 per share. In addition, we were required to drill five additional wells within 24 months, from the date upon which we would have made the last of the lease bonus payments as required in the agreement. These wells were never drilled. We do not anticipate paying the final lease payment. It is the opinion of management that any and all obligations have expired with respect to these leases due to non-performance.

Management chose not to re-negotiate the expired Arkansas leases because of the costs of exploration and development in undeveloped acreage, natural gas prices being uneconomical, the depth of the possible play and any funding could be better utilized in our producing area of Montana.

ITEM 3. LEGAL PROCEEDINGS.

Except as noted below, we know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Russell E. Strand, Jr. v. Provident Energy Associates of Montana, LLC

On October 2, 2013, Mr. Strand initiated a lawsuit against our subsidiary with the Montana Ninth Judicial District Court. Mr. Strand alleges wrongful termination for lack of good cause in violation of the Montana Wrongful Discharge from Employment Act and is seeking the maximum amount of damages allowed by statute which are four years of lost wages and benefits plus interest (equal to $256,000). As at the date of this report the case is in its very early stages and documentation is not yet complete.

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

The following quotations obtained from the OTC Bulletin Board and OTCQB reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2013	$0.03	$0.02
June 30, 2013	$0.03	$0.0155
March 31, 2013	$0.0425	$0.0155
December 31, 2012	$0.03	$0.009
September 30, 2012	$0.04	$0.01
June 30, 2012	$0.07	$0.035
March 31, 2012	$0.13	$0.04
December 31, 2011	$0.24	$0.10

On December 20, 2013, the closing price of our common stock as reported by OTCQB was $0.055.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, Tel: (702) 361-3033, Fax: (702) 433-1979, E-mail: info@pacificstocktransfer.com.

Holders

On December 19, 2013, there were 108 registered shareholders of our common stock and 49,514,115 common shares issued and outstanding.

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

The following table provides a summary of the number of stock options granted under the 2008 Amended Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2008 Amended Stock Option Plan, all as at September 30, 2013:

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	3,200,000	$0.22	1,650,000
Equity compensation plans approved by security holders	Nil	Nil	Nil

Re-pricing of Stock Options

On November 15, 2013, we re-priced 3,200,000 stock options granted to directors, officers, employees and consultants to $0.10 and extended the expiry dates of the stock options as noted below:

Name	Position	Date of Grant	No. of Options	Original Exercise Price	Original Expiry Date	New Expiry Date
Reginald Denny	Director & Officer	November 19, 2008	100,000	$0.12	November 19, 2013	September 30, 2018
Reginald Denny	Director & Officer	October 14, 2009	350,000	$0.20	October 14, 2014	December 31, 2018
Burdette Taylor	Employee	October 14, 2009	100,000	$0.20	October 14, 2014	December 31, 2018
Pierre Mulacek	Director & Officer	October 14, 2009	600,000	$0.20	October 14, 2014	December 31, 2018
Erich Hofer	Director & Officer	October 14, 2009	300,000	$0.20	October 14, 2014	December 31, 2018
Tommy Overstreet	Employee	August 1, 2010	100,000	$0.24	August 1, 2015	December 31, 2018
Pierre Mulacek	Director & Officer	October 8, 2010	650,000	$0.25	October 8, 2015	December 31, 2018
Reginald Denny	Director & Officer	October 8, 2010	550,000	$0.25	October 8, 2015	December 31, 2018
Erich Hofer	Director & Officer	October 8, 2010	300,000	$0.25	October 8, 2015	December 31, 2018
Burdette Taylor	Employee	October 8, 2010	150,000	$0.25	October 8, 2015	December 31, 2018
			3,200,000

The option agreements previously signed will remain in full force and effect and will be amended solely to amend the exercise price and the expiry date.

Recent sales of unregistered securities

Since the beginning of the fiscal year ended September 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Results of Operations for the Years Ended September 30, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2013 and 2012 which are included herein:

	September 30, 2013	September 30, 2012
Oil and gas sales	$768,916	899,052
Expenses	(2,995,049)	(2,329,234)
Net Income (Loss)	$(2,731,936)	3,844,264

Revenues

During the year ended September 30, 2013, our oil and gas sales decreased from the same period in 2012. The reason for the decrease in sales is because of the normal decline rate of the producing wells and a lower average price per barrel in the current year.

Expenses

Expenses increased during the year ended September 30, 2013 compared to the same period in 2012. The increase is largely due to increases in depletion and impairment of oil and gas properties. During 2012 there were also gains earned on the transfer of oil and gas properties and disposal of equipment that offset the amount of expenses.

General and Administrative Expenses

General and administrative expenses decreased to $1,249,240 for the year ended September 30, 2013 compared to $1,325,678 for the year ended September 30, 2012 due to reductions in engineering, salaries and legal expenses.

Oil and Gas Production Costs

Oil and gas production costs decreased to $780,958 for the year ended September 30, 2013 compared to $929,795 for the year ended September 30, 2012 due to well remediation efforts being finalized in 2012 and lower production taxes in 2013 as there was a decrease in revenue.

Accretion

Accretion expenses increased to $12,061 for the year ended September 30, 2013 compared to $11,019 for the year ended September 30, 2012 due to the net present value calculation performed based on the remaining estimated life of the wells.

Depletion

Depletion expenses increased to $431,748 for the year ended September 30, 2013 compared to $267,320 for the year ended September 30, 2013 due to a decrease in the amount of estimated reserves for the year ended September 30, 2013.

Impairment of oil and gas properties

The impairment of oil & gas properties increased to $519,125 for the year ended September 30, 2013 compared to $nil for the year ended September 30, 2012. This was due to the capitalized costs of the properties exceeding the future cash flows expected to be recovered from the properties.

Gain on Transfer of Oil and Gas Properties

Gain on transfer of oil and gas properties decreased to $nil compared to $(161,029) for the year ended September 30, 2012 due to the partial settlement of debt by transferring oil and gas properties in 2012.

Loss (gain) on disposal of equipment

Loss or (gain) on disposal of equipment increased to $1,917 for the year ended September 30, 2013 compared to $(43,549) for the year ended September 30, 2012. In the prior year equipment was sold for a profit while in the current year the proceeds received were less than the cost of the asset.

Interest Expense

Interest expense increased for the year ended September 30, 2013 to $(575,023) as compared to $(457,697) for the year ended September 30, 2012 due to an increase in the amount of notes payable.

Gain on Derivative liability

Gain on derivative liability for the year ended September 30, 2013 was $2,919 as compared to $88,013 for the year ended September 30, 2012. This was a result of a decrease in our stock price during 2012 and the remaining value of the derivative liability being written off during 2013 when the warrants expired. Our stock price is one of the primary factors in determining the value of the derivative liability.

Loss on Settlement of Debt

Loss on settlement of debt decreased to $(29,165) for the year ended September 30, 2013 compared to $5,563,130 for the year ended September 30, 2012 due to the partial settlement of debt by transferring oil and gas properties during 2012.

Gain on Forgiveness of Debt

Gain on forgiveness of debt increased to $14,466 for the year ended September 30, 2013 compared to $nil for the year ended September 30, 2012 due to the forgiveness of accrued interest on a note payable.

Liquidity and Capital Resources

Working Capital

	At September 30, 2013	At September 30, 2012
Current assets	$989,625	$249,299
Current liabilities	(11,343,860)	(9,103,073)
Working capital (deficiency)	$(10,354,235)	$(8,853,774)

We had cash and cash equivalents of $540,636 and a working capital deficit of $10,354,235 as of September 30, 2013 compared to cash and cash equivalents of $74,356 and working capital deficit of $8,853,774 as of September 30, 2012.

We anticipate that we will require approximately $4,800,000 for operating expenses during the next 12 months as set out below.

Estimated Expenses for the Next 12-month Period

Waterflood Project	$3,100,000
Employee and Consultant Compensation	$800,000
Professional Fees	$100,000
General and Administrative Expenses	$800,000
Total	$4,800,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next 12-month period. We estimate that we will require approximately $4,800,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended September 30, 2013, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Effective February 6, 2013, Arkanova Acquisition Corporation further modified its loan with Aton effective such that Aton increased the amount outstanding under the 2012 Note by $1,500,000.00 (the “2013 Additional Loan Amount”) and consolidated the remaining balance, including accrued interest from July 1, 2012 to February 6, 2013 equal to approximately $291,025, under the 2012 Note and the 2013 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $10,106,025.00 (the “2013 Note”). The 2013 Note bears interest at the rate of 6% per annum, was due and is payable on March 31, 2014, and is secured by a pledge of all of our wholly owned subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note is payable 10 days after maturity in shares of our common stock. On February 8, 2013, we received $500,000 of the 2013 Additional Loan Amount. We received the $1,000,000 balance on June 4, 2013, completing delivery of the loan proceeds.

On November 22, 2013, our company and our wholly owned subsidiary, Arkanova Acquisition Corporation, entered into a note amendment and interest conversion agreement with Aton to be effective November 15, 2013, whereby: (i) Aton agreed to increase the amount outstanding under the 2013 Note by $1,705,000.00 such that the outstanding principal balance under the 2013 Note equals 11,811,025.00; (ii) Aton shall converted the outstanding accrued interest equal to US$466,815.29 into 4,668,152 shares of our common stock at a deemed price of US$0.10 per share; and (iii) Aton agreed to extend the maturity date under the 2013 Note from March 31, 2014 to December 31, 2015. The 2013 Note was deemed to be amended in all manners and respects in order to effect the additional loan amount, the conversion and the extension and, in all other respects, the 2013 Note will remain unchanged and in full force and effect.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $3,100,000 during the next 12 months, which will include drilling and, if warranted, completion costs for one horizontal well that may have already been drilled to the Bakken. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain the needed funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
1/1/2014	Permitting, reactivation of waterflood project.
thru	Engineering, procurement and permitting the MAX 2 well
12/31/2014	Activate two additional production wells

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12-month period will be approximately $800,000.

On July 17, 2012, we entered into an executive employment agreement with Pierre Mulacek, our chief executive officer, president and a director of our company. We agreed to pay an annual salary of $240,000 to Mr. Mulacek in consideration for him carrying out his duties as an executive of our company.

On July 17, 2012, we also entered into an executive employment agreement with Reginald Denny, our chief financial officer and a director of our company. We agreed to pay an annual salary of $190,000 to Mr. Denny in consideration for him carrying out his duties as an executive of our company. The foregoing agreements were entered into as a result of the expiration of previous executive employment agreements with Mr. Denny and Mr. Mulacek. However, as a result of our company accruing a liability with respect to Reginald Denny as a result of our paying only part of Mr. Denny’s current annual salary of $190,000 since approximately January 2012, our company and Mr. Denny agreed to decrease his annual salary to $175,000 effective October 1, 2013. Therefore, on November 15, 2013, we entered into an amendment agreement with Mr. Denny to amend the terms his employment agreement to effect such decrease.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended, in addition to general legal fees for oil and gas and general corporate matters. We estimate our legal and accounting expenses for the next 12-months to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $800,000 on general and administrative costs in the next 12-month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Used In Operating Activities

Net cash used in operating activities was $(1,182,229) during the year ended September 30, 2013 as compared to $(1,646,724) during the year ended September 30, 2012. The reason for the decrease is a significant repayment of outstanding accounts payable in 2012.

Cash from Investing Activities

Net cash used in investing activities was $(203,229) during the year ended September 30, 2013 as compared to net cash used investing activities of $(63,171). The reason for the increase is that in 2012 the purchase of equipment and oil and gas production expenditures were offset by proceeds received from the disposal of equipment.

Cash from Financing Activities

Net cash provided by financing activities for the year ended September 30, 2013 was $1,851,738 compared to $1,565,510 of net cash used in financing activities in the year ended September 30, 2012. The reason for the increase is the issuance of common stock and additional promissory notes for 2013.

Capital Expenditures

As of September 30, 2013, our company did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

On November 22, 2013, our company and our wholly owned subsidiary, Arkanova Acquisition Corporation, entered into a note amendment and interest conversion agreement with Aton Select Funds Limited (“Aton”) to be effective November 15, 2013, whereby: (i) Aton agreed to increase the amount outstanding under the amended and restated secured promissory note entered into as of February 6, 2013 (the “Note”) by $1,705,000.00 (the “Additional Loan Amount”) such that the outstanding principal balance under the Note equals 11,811,025.00; (ii) Aton shall convert the outstanding accrued interest equal to US$466,815.29 into 4,668,152 shares of our common stock (the “Shares”) at a deemed price of US$0.10 per Share (the “Conversion”); and (iii) Aton agreed to extend the maturity date under the Note from March 31, 2014 to December 31, 2015. The Note will be deemed to be amended in all manners and respects in order to the Additional Loan Amount, the Conversion and the Extension and, in all other respects, the Note will remain unchanged and in full force and effect.

The Shares were issued pursuant to Regulation S of the United States Securities Act of 1933, as amended, to Aton on the basis that Aton represented that it is not a U.S Person as such term is defined in Regulation S.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2013, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2013 an impairment of $519,125 (2012 - $nil) was recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Arkanova Energy Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation and its subsidiaries (collectively, the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Arkanova Energy Corporation and its subsidiaries as of September 30, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
December 24, 2013

Arkanova Energy Corporation
Consolidated Balance Sheets

	September 30,	September 30,
	2013	2012

ASSETS
Cash and cash equivalents	$540,636	$74,356
Short term investment	15,000	–
Oil and gas receivables	134,842	146,908
Prepaid expenses and other	299,147	28,035
Total current assets	989,625	249,299
Property and equipment, net of accumulated depreciation of $255,032 and $201,651	273,581	167,585
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $17,332,325 and $16,381,452	1,066,680	1,931,723
Other Assets	97,000	97,000

Total assets	$2,426,886	$2,445,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$521,681	$518,966
Accrued liabilities	392,058	124,271
Due to related party	265,029	826,379
Notes payable	10,127,592	7,630,538
Derivative liability	–	2,919
Other liabilities	37,500	–

Total current liabilities	11,343,860	9,103,073
Loans payable	55,867	2,707
Asset retirement obligations	135,888	123,827
Other liabilities	84,375	–

Total liabilities	11,619,990	9,229,607

Contingencies and commitments

Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 49,514,115 (September 30, 2012 – 46,514,115) shares issued and outstanding	49,514	46,514
Additional paid-in capital	18,823,339	18,503,507
Accumulated deficit	(28,065,957)	(25,334,021)

Total stockholders’ deficit	(9,193,104)	(6,784,000)

Total liabilities and stockholders’ deficit	$2,426,886	$2,445,607

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2013	2012

Revenue

Oil and gas sales	$768,916	$899,052
Operator income	81,000	81,000

Total revenue	849,916	980,052

Expenses

General and administrative expenses	1,249,240	1,325,678
Oil and gas production costs	780,958	929,795
Accretion	12,061	11,019
Depletion	431,748	267,320
Impairment of oil and gas properties	519,125	–
Gain on transfer of oil and gas properties	–	(161,029)
Loss (gain) on disposal of equipment	1,917	(43,549)

Operating loss	(2,145,133)	(1,349,182)

Other income (expenses)

Interest expense	(575,023)	(457,697)
Gain on derivative liability	2,919	88,013
Loss on settlement of debt	(29,165)	5,563,130
Gain on forgiveness of debt	14,466	–

Net (loss) income	$(2,731,936)	$3,844,264

(Loss) earnings per share – basic and diluted	$(0.06)	$0.08

Basic weighted average common shares outstanding	48,865,000	46,418,000
Diluted weighted average common shares outstanding	48,865,000	46,418,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2013	2012

Operating Activities
Net (loss) income	$(2,731,936)	$3,844,264

Adjustment to reconcile net (loss) income to net cash used in operating activities:

Accretion	12,061	11,019
Depreciation	72,248	96,722
Depletion	431,748	267,320
Impairment of oil and gas properties	519,125	–
Gain on derivative liability	(2,919)	(88,013)
Stock-based compensation	22,832	–
Gain on transfer of oil and gas properties	–	(161,029)
Loss (gain) on settlement of debt	29,165	(5,563,130)
Gain on forgiveness of debt	(14,466)	–
Loss (gain) on disposal of equipment	1,917	(43,549)

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(269,549)	22,287
Oil and gas receivables	12,066	18,435
Accounts payable and accrued liabilities	123,551	(710,536)
Accrued interest	573,278	433,107
Due to related parties	38,650	226,379

Net Cash Used in Operating Activities	(1,182,229)	(1,646,724)

Investing Activities

Purchase of equipment	(102,586)	(20,474)
Proceeds from disposal of equipment	187	136,550
Oil and gas property expenditures	(85,830)	(179,247)
Purchase of short term investment	(15,000)	–

Net Cash Used in Investing Activities	(203,229)	(63,171)

Financing Activities

Principal payments on debt	(348,262)	(34,490)
Loan from related party loan	–	800,000
Repayment of related party loan	(600,000)	(200,000)
Proceeds from issuance of promissory notes	2,500,000	1,000,000
Proceeds from issuance of common stock	300,000	–

Net Cash Provided by Financing Activities	1,851,738	1,565,510

Net Change in Cash	466,280	(144,385)

Cash and cash equivalents – beginning of period	74,356	218,741

Cash and cash equivalents – end of period	$540,636	$74,356

Supplemental Cash Flow and Other Disclosures (Note 14)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statement of Stockholders’ Deficit
Period from September 30, 2011 through September 30, 2013

	Common Stock		Additional
		Par	Paid-in
	Shares	Value	Capital	Deficit	Totals

Balance – September 30, 2011	43,309,367	43,309	17,737,572	(29,178,285)	(11,397,404)

Shares issued to settle interest payable on Note Purchase Agreement	3,204,748	3,205	765,935	–	769,140

Net income for the year	–	–	–	3,844,264	3,844,264

Balance – September 30, 2012	46,514,115	$46,514	$18,503,507	$(25,334,021)	$(6,784,000)

Shares issued for cash	3,000,000	3,000	297,000	–	300,000

Stock-based compensation	–	–	22,832	–	22,832

Net loss for the year	–	–	–	(2,731,936)	(2,731,936)

Balance – September 30, 2013	49,514,115	$49,514	$18,823,339	$(28,065,957)	$(9,193,104)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION

Arkanova Energy Corporation (formerly Alton Ventures, Inc.) (“Arkanova” or the “Company”) was incorporated in the state of Nevada on September 6, 2001 to engage in the acquisition, exploration and development of mineral properties.

On May 21, 2013, the Nevada Secretary of State accepted for filing the articles of dissolution for the subsidiary Arkanova Development, LLC. Balances remaining were transferred to the intercompany accounts.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $28,065,957 since inception and has a negative working capital of $10,354,235 at September 30, 2013. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

a)	Basis of Accounting

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. These consolidated statements include the accounts of the Company and its wholly-owned subsidiaries, Arkanova Acquisition Corp. and Provident Energy Associates of Montana, LLC. All significant intercompany transactions and balances have been eliminated. The Company has a September 30 year-end.

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

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances. As of September 30, 2013, Arkanova has not recorded an allowance as all receivables are deemed collectable at this time.

i)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2013, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment Arkanova considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2013 an impairment of $519,125 (2012 - $nil) was recorded.

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

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2013, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities.

m)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2013 and 2012, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that certain warrants outstanding as of the date of these financial statements qualify as derivative financial instruments under the provisions of ASC Topic No. 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock. (See Note 10 – Derivative Instruments)

The fair value of these warrants was determined using a lattice model with any change in fair value during the period recorded in earnings as Gain (loss) on derivative liability. Significant inputs used to calculate the fair value of the warrants include expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a future repricing of these warrants pursuant to the down-round provision.

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

NOTE 4: SHORT TERM INVESTMENT

On July 31, 2013, the Company invested in a short term deposit for $15,000. The term of the investment is 12 months, maturing on July 31, 2014 and bears interest at a rate of 0.5% annually. The investment is to secure a letter to the US Environmental Protection Agency for one of the Company’s wells. Subsequent to the year end on October 1, 2013, the Company invested in an additional short term deposit for $5,000.

NOTE 5: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

At September 30, 2013, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $519,125 (2012 - $nil) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at September 30, 2013 and 2012 was $1,066,680 and $1,931,723, respectively.

NOTE 6: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended September 30,
	2013			2012
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares		Income	Shares	Per
	(Loss)	Outstanding	Per Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(2,731,936)	48,865,000	$(0.06)	$3,844,264	46,418,000	$0.08
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(2,731,936)	48,865,000	$(0.06)	$3,844,264	46,418,000	$0.08

NOTE 7: RELATED PARTY TRANSACTIONS

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

(b)	At September 30, 2013, the Company owed management fees of $145,000 (2012 - $180,000) to the President of the Company and $120,029 (2012 - $46,379) to the CFO of the Company.

(c)	During the year ended September 30, 2013, Arkanova issued 3,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $300,000.

(d)	During the year ended September 30, 2012, the Company sold two vehicles to the President of the Company for $65,000 and realized a gain of $14,159 on disposal of equipment.

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

Subsequent to the year end the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,705,000 for a total amount of $11,811,025, extend the maturity date from March 31, 2014 to December 31, 2015, and convert outstanding accrued interest of $466,815 into 4,668,152 shares of common stock at a deemed price of $0.10 per share. Refer to Note 16(b).

(c)

On November 24, 2009, the Company entered into a loan agreement in the amount of $56,303 to purchase equipment. The loan bears interest at 7.69% and is to be repaid in 48 equal monthly installments commencing December 30, 2009. During the year ended September 30, 2013, the Company repaid a principal amount of $15,538. The balance of the loan is $2,707 at September 30, 2013.

(d)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the year ended September 30, 2013, the Company repaid a principal amount of $4,600. The balance of the loan is $74,726 at September 30, 2013.

NOTE 9: COMMON STOCK

Common stock

(a)	On December 14, 2012, Arkanova issued 2,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $200,000.

(b)	On December 26, 2012, Arkanova issued 1,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $100,000.

(c)	On October 25, 2011, Arkanova issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton Select Funds Limited as an interest payment on the promissory note of $12,000,000.

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

During the year ended September 30, 2013 and 2012, no stock options were exercised. Stock-based compensation of $22,832 (2012 - $nil) was recorded for the year ended September 30, 2013, as general and administrative expense. During the year ended September 30, 2013, 1,303,333 (2012 – 300,000) stock options expired unexercised and 250,000 (2012 – nil) stock options were forfeited.

Subsequent to the year end the Company amended the terms of the outstanding stock options to decrease the exercise price from $0.12 - $0.25 to $0.10 and extend the expiry dates from November 19, 2013 – October 8, 2015 to September 30, 2018 – December 31, 2018. Refer to Note 16(c).

A summary of Arkanova’s stock option activity is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding, September 30, 2011	4,953,333	$0.33
Expired	(300,000)	1.35
Outstanding, September 30, 2012	4,653,333	$0.27
Granted	100,000	0.24
Forfeited	(250,000)	0.31
Expired	(1,303,333)	0.37
Outstanding, September 30, 2013	3,200,000	$0.22
Exercisable, September 30, 2013	3,200,000	$0.22	1.54	$–

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2013	2012

Expected dividend yield	0.00%	–
Expected volatility	175%	–
Expected life (in years)	5.00	–
Risk-free interest rate	1.60%	–

At September 30, 2013, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at September 30, 2013.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Warrants	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2012 and 2011	1,168,235	$0.48

Expired	(1,068,235)	$0.43

Outstanding, September 30, 2013	100,000	$1.00	0.25	$–

As at September 30, 2013, the following common share purchase warrants were outstanding:

		Remaining Contractual Life
Number of Warrants	Exercise Price	(years)
100,000	$ 1.00	0.25

NOTE 10: DERIVATIVE INSTRUMENTS

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

-

The stock price would fluctuate with an annual volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve for the valuation dates was:

	1 year	2 year	3 year	4 year	5 year

September 30, 2012	206%	257%	316%	386%	417%

September 30, 2013	–	–	–	–	–

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

At September 30, 2012, the fair value of the derivative liability was $2,919. The impact of ASC 815-15 for the year ending September 30, 2013 resulted in a decrease in the derivative liability of $2,919 with a corresponding gain of $2,919 on derivative instruments. The impact of ASC815-15 for the year ending September 30, 2012 resulted in a gain of $88,013 on derivative instruments. On March 31, 2013, the purchase warrants expired and the fair value of the derivative liability was $nil.

NOTE 11: FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company's consolidated balance sheet as of September 30, 2013 as follows:

Fair Value Measurements Using
	Quoted Price in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Balance as of
	Instruments	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2013
Liabilities:
Derivative Liabilities	$–	$–	$–	$–

Total liabilities measured at fair value	$–	$–	$–	$–

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

NOTE 12: COMMITMENTS

See Note 8.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease.

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the year ended September 30, 2013, the Company repaid a total of $28,125 to Ms. Eustice.

NOTE 13: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2013	2012

Asset retirement obligations, beginning of period	$123,827	$133,319
Revision due to property sales	–	(20,511)
Accretion expense	12,061	11,019

Asset retirement obligations, end of period	$135,888	$123,827

During the year ended September 30, 2012, the Company reduced the asset retirement obligations by $20,511 due to the sale of 10% of the leasehold interests comprising Provident’s Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties, Montana.

NOTE 14: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year Ended	Year Ended
	September 30,	September 30,
	2013	2012
Supplemental Disclosures:

Interest paid	$1,646	$24,675
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Shares issued to extinguish liability	$–	$720,000
Asset retirement obligation revision due to property sales	$–	$20,511
Accrued interest converted into note payable	$291,025	$–
Note payable related to capital expenditures	$79,300	$–

NOTE 15: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
2009	3,853,251	2029
2010	3,008,921	2030
2011	2,628,028	2031
2012	1,636,396	2032
2013	1,660,225	2033

	$14,496,764

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2013	2012
Deferred income tax assets
Net losses carried forward	$5,073,867	$4,492,789
	5,073,867	4,492,789
Valuation allowance	(5,073,867)	(4,492,789)
Net deferred income tax asset	$–	$–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements

NOTE 16: SUBSEQUENT EVENTS

(a)

On October 1, 2013, the Company amended the terms of the executive employment agreement with the Chief Financial Officer of the Company that was entered into on July 17, 2012, and decreased the annual salary from $190,000 to $175,000.

(b)

On November 14, 2013, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,705,000 for a total loan amount of $11,811,025, extend the maturity date from March 31, 2014 to December 31, 2015, and convert outstanding accrued interest of $466,815 into 4,668,152 shares of common stock at a deemed price of $0.10 per share. Refer to Note 7(b).

(c)

On November 15, 2013, the Company amended the terms of the outstanding stock options to decrease the exercise price from $0.12 - $0.25 to $0.10 and extend the expiry dates from November 19, 2013 – October 8, 2015 to September 30, 2018 – December 31, 2018. Refer to Note 8.

NOTE 17: SUPPLEMENTAL OIL AND GAS INFORMATION Capitalized Costs Related to Oil and Gas Producing Activities

	September 30,	September 30,
	2013	2012

Evaluated oil and gas properties	$18,399,005	$18,313,175
Less accumulated depletion and impairment	(17,332,325)	(16,381,452)

Net capitalized costs for evaluated oil and gas properties	$1,066,680	$1,931,723

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	September 30,	September 30,
	2013	2012

Evaluated Property Acquisition Costs	$–	$–
Evaluated Exploration Costs	85,830	179,247
	$85,830	$179,247

Results of Operations from Oil and Gas Producing Activities

	September 30,	September 30,
	2013	2012

Revenue	$849,916	$980,052
Production costs	(780,958)	(929,795)
Depletion, depreciation and amortization	(431,748)	(267,320)
Impairment of oil and gas properties	(519,125)	-
Loss from oil and gas operations	$(881,915)	$(217,063)

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $78.77/barrel and $79.31/barrel for liquids for September 30, 2013 and 2012. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2013	2012

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	87,678	130,746
Revisions of previous estimates	(39,726)	(11,442)
Production	(9,782)	(11,511)
Transfer of oil and gas interest	–	(20,115)

Balance end of the year	38,170	87,678

Standardized Measure of Discounted Future Net Cash Flow

	September 30,	September 30,
	2013	2012
Future cash inflows	$3,006,650	$6,953,704
Future production and development costs	(1,600,136)	(3,098,052)
Future income tax expenses	(492,280)	(1,349,478)
Future net cash flows	914,234	2,506,174
10% annual discount for estimated timing of cash flows	(220,893)	(988,624)
Standardized measure of discounted future net cash flows	$693,341	$1,517,550

Sources of Changes in Discounted Future Net Cash Flows

	September 30,	September 30,
	2013	2012
Standardized measure of discounted future net cash flows at the beginning of the year	$1,517,550	$1,880,064
Accretion of discount	233,469	72,270
Development costs incurred	85,830	179.247
Changes in estimated development costs	(21,269)	187,475
Revision of previous quantity estimates	(1,319,808)	(1,126,584)
Net change in prices and production costs	(645,981)	963,121
Net change in income taxes	443,805	195,199
Sales of oil and gas produced, net of production costs	12,042	50,257
Transfer of oil and gas interest	–	(883,499)
Timing differences and other	387,703	–
Standardized measure of discounted future net cash flows at the end of the year	$693,341	$1,517,550

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were not effective as of September 30, 2013. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient U.S. GAAP expertise;

  There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended September 30, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff with U.S. GAAP expertise if we can obtain additional financing or our revenues increase.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

(1)Member of our audit committee and compensation committee.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their respective principal occupations during the period, and the name and principal business of the organization by which they were employed.

Pierre Mulacek – Chief Executive Officer, President and Director

Mr. Mulacek has over 20 years’ experience in all facets of the oil and gas industry. Mr. Mulacek attended Texas Tech University from 1979 to 1983 with a focus on Petroleum Land Management until he joined Petroleum Independent and Exploration Corporation as Vice President. Mr. Mulacek was also a founding shareholder of Interoil Corp., an integrated oil and gas company listed on the New York Stock Exchange.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, except as noted below, we believe that all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Name	Number of Late Reports	Number of Transactions that were not Reported on a Timely Basis	Failure to File a Required Form
Pierre Mulacek	1(1)	2	N/A
Reginald Denny	1(1)	2	N/A
Erich Hofer	1(1)	2	N/A

1 The stock option expiry transaction and the stock option amendment transactions were filed outside the required time period.

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

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Arkanova Energy Corp., at the address on the cover page of this annual report on Form 10-K.

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

Board Leadership Structure

The positions of our principal executive officer and the chairman of our board of directors are served by two individuals, Pierre Mulacek and Reginald Denny. We have determined that the leadership structure of our board of directors is appropriate, especially given the early stage of our development and the size of our company. Our board of directors provides oversight of our risk exposure by receiving periodic reports from senior management regarding matters relating to financial, operational, legal and strategic risks and mitigation strategies for such risks.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2013 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek Chief Executive Officer, President and Director	2013 2012	275,000 60,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	(35,000) 180,000	Nil Nil	240,000 240,000

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Reginald Denny Chief Financial Officer and Director	2013 2012	116,350 127,787	Nil Nil	Nil Nil	Nil Nil	Nil Nil	73,650 46,333	Nil Nil	190,000 174,120

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

On July17, 2012, we entered into an executive employment agreement with Mr. Denny. We agreed to pay an annual salary of $190,000 to Mr. Denny in consideration for his carrying out his duties as an executive of our company. However, as a result of our company accruing a liability with respect to Reginald Denny as a result of our paying only part of Mr. Denny’s current annual salary of $190,000 since approximately January 2012, our company and Mr. Denny agreed to decrease his annual salary to $175,000 effective October 1, 2013. Therefore, on November 15, 2013, we entered into an amendment agreement with Mr. Denny to amend the terms his employment agreement to effect such decrease.

Pursuant to the terms of the agreement, and in the event our company undergoes a Change of Control Event (as defined in the agreement and described below), the agreement will automatically terminate and our company is required to pay to Mr. Denny an amount equal to the total of:

1.	$262,500 (calculated as 18 month salary payable under the agreement); and

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

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date m/d/y	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Mulacek	600,000(1) 650,000(1)	Nil Nil	Nil Nil	$0.10(1) $0.10(1)	12/31/2018(1) 12/31/2018(1)	Nil Nil	N/A N/A	N/A N/A	N/A N/A
Reginald Denny	100,000 350,000 550,000	Nil Nil Nil	Nil Nil Nil	$0.10(2) $0.10(2) $0.10(2)	09/30/2018(2) 12/31/2018(2) 12/31/2018(2)	Nil Nil Nil	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Mr. Mulacek was granted 600,000 options at an exercise price of $0.39 on June 19, 2008 (which have now expired), and 600,000 options at an exercise price of $0.20 on October 14, 2009. On October 8, 2010, we entered into a Stock Option Agreement with Mr. Mulacek and issued him an additional 650,000 options in consideration for services provided as chief executive officer, president and director. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately. On November 15, 2013 we re-priced the exercise price to $0.10 and extended the expiry date to December 31, 2018.

(2)

Mr. Denny was appointed our chief financial officer on October 18, 2007. Mr. Denny was granted 200,000 options at an exercise price of $1.70 on October 18, 2007 (of which 150,000 have been exercised and 50,000 have since expired), 350,000 options at an exercise price of $0.39 on June 19, 2008 which options vested immediately and have since expired; 100,000 options at an exercise price of $0.12 on November 14, 2008 and 350,000 options at an exercise price of $0.20 on October 14, 2009. On November 14, 2008, our company repriced the 200,000 options held by Mr. Denny from $1.70 per share to $0.10 per share. Pursuant to the terms of an amended stock option agreement dated November 14, 2008, we agreed to amend the vesting provisions such that all of the remaining options not already vested under the original agreement vested on November 14, 2008, the date of the amended agreement. On October 8, 2010, we entered into a Stock Option Agreement with Mr. Denny and issued him an additional 550,000 options in consideration for services provided as chief financial officer. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately. On November 15, 2013 we re-priced the exercise price of the options to $0.10 and extended the expiry date to September 30, 2018 and December 31, 2018.

Long-Term Incentive Plan

Other than our 2008 Amended Stock Option Plan, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Director Compensation

The particulars of compensation paid to our directors who are not named executive officers for our year ended September 30, 2013, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensati on ($)	Nonqualified Deferred Compensation Earnings	All Other Compen sation ($)	Total ($)
Erich Hofer	9,500	Nil	Nil	Nil	Nil	Nil	9,500

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

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our directors are set out in the following table:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date m/d/y	Numbe r of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Erich Hofer	300,000 300,000	Nil Nil	Nil Nil	$0.10(1) $0.10(1)	12/31/2018(1) 12/31/2018(1)	Nil Nil	N/A N/A	N/A N/A	N/A N/A

(1)

Mr. Hofer was appointed to our board of directors on March 19, 2007. Mr. Hofer was granted 300,000 options at an exercise price of $0.20 on October 14, 2009, expiring October 14, 2014, and 300,000 options at an exercise price of $0.25 on October 8, 2010 expiring October 8, 2015. All of the options vest immediately. On November 15, 2013 we re-priced the exercise price to $0.10 and extended the expiry date to December 31, 2018.

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

Security ownership of certain beneficial owners

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership[1]	Percent of class
Common Stock	Centrum Bank AG Kirchstrasse 3 Postfach 1168 Vaduz, FL-9490 Liechteinstein	5,234,117 Direct	10.6%
Common Stock	Aton Select Funds Limited Aeulestrasse 5 9490 Vaduz Vaduz, Switzerland	3,204,748 Direct	6.5%
		8,438,865	17.10%

1 Based on 49,514,115 shares of common stock issued and outstanding as of December 19, 2013.

Security ownership of management.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership [1]	Percent of class
Common Stock	Pierre Mulacek PO Box 2601 Conroe TX 77305	5,747,499 Direct [2]	11.6%
Common Stock	Erich Hofer Grossackerstrasse 64 CH-8041 Zurich, Switzerland	900,000 Direct[3]	1.8%
Common Stock	Reginald Denny 16709 French Harbour Court Austin, Texas 78734	1,150,000 Direct[4]	2.3%
	Directors and Executive Officers as a Group	7,797,499	15.70%

1 Based on 49,514,115 shares of common stock issued and outstanding as of December 19, 2013.

2 Consists of 4,487,500 shares of common stock and stock options to acquire an aggregate of 1,250,000 shares of common stock exercisable within 60 days of the date of this report. The options are exercisable at $0.10 until December 31, 2018.

3 Consists of 300,000 shares of common stock and stock options to acquire an aggregate of 600,000 shares of common stock exercisable within 60 days of the date of this report. The options are exercisable at $0.10 until December 31, 2018.

4 Consists of 150,000 shares of common stock, and stock options to acquire an aggregate of 1,000,000 shares of common stock exercisable within 60 days of the date of this report. Of such options, 300,000 are exercisable at $0.10 until September 30, 2018 and 300,000 are exercisable at $0.10 until December 31, 2018.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended September 30, 2013 and 2012 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

On December 14, 2012, we sold Pierre Mulacek 2,000,000 shares of our common stock at a price of $0.10 per shares for gross proceeds of $200,000. On December 26, 2012, we sold Mr. Mulacek 1,000,000 shares of our common stock at a price of $0.10 per shares for gross proceeds of $100,000.

On October 28, 2013 we paid $20,000 back pay to Pierre Mulacek and $15,000 back pay to Reginald Denny resulting in a $125,000 balance to Mr. Mulacek and $55,000 owing to Mr. Denny.

On November 29, 2013 we paid $125,000 back pay to Pierre Mulacek resulting in a zero balance owing to Mr. Mulacek.

On December 9, 2013 we paid $50,000 back pay to Reginald Denny resulting in a $5,000 balance owing to Mr. Denny.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2013 and 2012 for professional services rendered by Malone Bailey, LLP, of Houston, Texas for the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
Audit Fees and Audit Related Fees	$37,000	$49,552
Tax Fees	nil	3,675
All Other Fees	nil	nil
Total	$37,000	$53,227

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

The board of directors has considered the nature and amount of fees billed by Malone Bailey, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining the independence of Malone Bailey, LLP.

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

10.35	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.36	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.37	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
10.38	Form of amendment to the stock option agreement (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
10.39	2008 Amended and Restated Stock Option Plan (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
10.40

Note Amendment and Conversion Agreement dated as of November 15, 2013, among Arkanova Energy Corporation, Arkanova Acquisition Corporation and Aton Select Funds Limited. (incorporated by reference from our Current Report on Form 8-K and filed on November 22, 2013)

(21)	Subsidiaries
21.1	Arkanova Development LLC (Nevada Limited Liability Company) - dissolved May 24, 2013
21.2	Arkanova Acquisition Corporation (Delaware)
21.3	Prism Corporation (Oklahoma)
21.4	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(23)	Consents of Experts and Counsel
23.1*	Consent of MaloneBailey, LLP
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our Annual Report on Form 10-K filed on December 31, 2012)
99.3*	Report of Gustavson Associates dated November 25, 2013 on Montana Properties
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: December 24, 2013

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 24, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: December 24, 2013

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 24, 2013

/s/ Erich Hofer
By: Erich Hofer
Director
Dated: December 24, 2013