Form 10-Q
period 2013-12-31
ARKANOVA ENERGY CORP.
filed 2014-02-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,182,267 common shares issued and outstanding as at February 12, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the period ended December 31, 2013 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2013	2013

ASSETS
Cash and cash equivalents	$2,757,460	$540,636
Short term investment	–	15,000
Oil and gas receivables	120,467	134,842
Prepaid expenses and other	391,736	299,147
Total current assets	3,269,663	989,625
Long term investment	25,000	–
Property and equipment, net of accumulated depreciation of $280,172 and $255,032	303,941	273,581
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion of $17,505,577 and $17,332,325	891,960	1,066,680
Other Assets	97,000	97,000
Total assets	$4,587,564	$2,426,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$253,453	$521,681
Accrued liabilities	554,424	392,058
Due to related party	53,029	265,029
Notes payable	–	10,127,592
Project advances	1,395,000	–
Other liabilities	37,500	37,500
Total current liabilities	2,293,406	11,343,860
Loans payable	51,035	55,867
Notes payable	11,830,071	–
Asset retirement obligations	139,109	135,888
Other liabilities	75,000	84,375
Total liabilities	14,388,621	11,619,990

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 49,514,115 (September 30, 2013 – 49,514,115) shares issued and outstanding	49,514	49,514
Additional paid-in capital	18,863,206	18,823,339
Accumulated deficit	(28,713,777)	(28,065,957)
Total stockholders’ deficit	(9,801,057)	(9,193,104)
Total liabilities and stockholders’ deficit	$4,587,564	$2,426,886

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2013	2012

Revenue

Oil and gas sales	$213,268	$190,592
Operator income	20,250	20,250

Total revenue	233,518	210,842

Expenses

General and administrative expenses	349,599	326,092
Oil and gas production costs	192,487	149,796
Accretion expenses	3,221	2,935
Depletion	80,841	59,608
Impairment of oil and gas properties	92,411	–

Operating loss	(485,041)	(327,589)

Other income (expenses)

Interest expense	(162,779)	(142,054)
Gain on derivative liability	–	155
Gain (loss) on settlement of debt	–	(29,165)
Gain on forgiveness of debt	–	14,466

Net (loss) income	$(647,820)	$(484,187)

(Loss) earnings per share – basic and diluted	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	49,514,000	46,938,000

Diluted weighted average common shares outstanding	49,514,000	46,938,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2013	2012

Operating Activities
Net (loss)	$(647,820)	$(484,187)

Adjustment to reconcile net (loss) to net cash used in operating activities:

Accretion	3,221	2,935
Depreciation	25,140	16,212
Depletion	80,841	59,608
Impairment of oil and gas properties	92,411	–
Gain on derivative liability	–	(155)
Stock-based compensation	39,867	–
Loss on settlement of debt	–	29,165
Gain on forgiveness of debt	–	(14,466)

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(110,945)	(59,844)
Oil and gas receivables	32,731	15,306
Accounts payable and accrued liabilities	(268,228)	(92,962)
Accrued interest	162,366	147,345
Project advances	1,395,000	–
Due to related parties	(212,000)	(15,100)

Net Cash Provided by (Used in) Operating Activities	592,584	(396,143)

Investing Activities

Purchase of equipment	(54,032)	–
Oil and gas property expenditures	–	(16,487)
Purchase of short term investment	(10,000)	–

Net Cash Used in Investing Activities	(64,032)	(16,487)

Financing Activities

Principal payments on debt	(16,728)	(303,774)
Repayment of related party loan	–	(600,000)
Proceeds from issuance of promissory notes	1,705,000	1,000,000
Proceeds from issuance of common stock	–	300,000

Net Cash Provided by Financing Activities	1,688,272	396,226

Net Change in Cash	2,216,824	(16,404)

Cash and cash equivalents – beginning of period	540,636	74,356

Cash and cash equivalents – end of period	$2,757,460	$57,952

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2013. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $28,713,777 since inception and has a working capital of $976,257 at December 31, 2013. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: LONG TERM INVESTMENT

On November 22, 2013, the Company invested in a long term deposit for $25,000 (September 30, 2013 - $15,000). The term of the investment is 12 months, maturing on November 22, 2014 and bears interest at a rate of 0.5% annually. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

At December 31, 2013 the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue, therefore, an impairment of $92,411 (September 30, 2013 - $519,125) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at December 31, 2013 and September 30, 2013 was $891,960 and $1,066,680, respectively.

NOTE 5: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended December 31,
	2013			2012
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$ (647,820)	49,514,000	$ (0.01)	$ (484,187)	46,938,000	$ (0.01)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$ (647,820)	49,514,000	$ (0.01)	$ (484,187)	46,938,000	$ (0.01)

NOTE 6: RELATED PARTY TRANSACTIONS

At December 31, 2013, the Company owed management fees of $nil (September 30, 2013 - $145,000) to the President of the Company and $53,029 (September 30, 2013 - $120,029) to the CFO of the Company.

NOTE 7: NOTES PAYABLE

(a)

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

On November 15, 2013, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,705,000 for a total amount of $11,811,025, extend the maturity date from March 31, 2014 to December 31, 2015, and convert outstanding accrued interest of $466,815 into 4,668,152 shares of common stock at a deemed price of $0.10 per share. The common shares were issued subsequent to the period end. Refer to Note 12.

Arkanova evaluated the November 15, 2013 modification under the guidance found in ASC 470-50 and ASC 470-60 and determined that the carrying value of the 2012 Note did not exceed the total future cash payments of the 2013 Note and that the notes were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment and no gain or loss was recorded.

(b)

On November 24, 2009, the Company entered into a loan agreement in the amount of $56,303 to purchase equipment. The loan bears interest at 7.69% and is to be repaid in 48 equal monthly installments commencing December 30, 2009. During the three months ended December 31, 2013, the Company repaid a principal amount of $2,707. At December 31, 2013, the balance of the loan is $nil.

(c)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the three months ended December 31, 2013, the Company repaid a principal amount of $4,646. At December 31, 2013, the balance of the loan is $70,081.

NOTE 8: COMMON STOCK

Common stock

The Company did not issue any common shares during the three months ended December 31, 2013.

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

During the three months ended December 31, 2013 and 2012, Arkanova did not grant any stock options and no stock options were exercised. During the three months ended December 31, 2013, nil (2012 - 103,333) stock options expired unexercised.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2013	3,200,000	$0.22
Expired	–	–
Outstanding, December 31, 2013	3,200,000	$0.10*
Exercisable, December 31, 2013	3,200,000	$0.10*	4.99	$–

* On November 15, 2013, Arkanova amended the terms of the outstanding stock options to decrease the exercise price from $0.12 - $0.25 to $0.10 and extend the expiry dates from November 19, 2013 – October 8, 2015 to September 30, 2018 – December 31, 2018. The weighted average grant date fair value of the modified stock options was $0.01 and additional stock-based compensation expense of $39,867 was recognized.

The fair value of each option amendment was estimated on the date of the amendment using the Black-Scholes option pricing model with the following weighted average assumptions:

	Pre -	Post -
	Amendment	Amendment

Expected dividend yield	0.00%	0.00%
Expected volatility	214%	214%
Expected life (in years)	1.42	5.12
Risk-free interest rate	0.23%	1.36%

At December 31, 2013, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at December 31, 2013.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Warrants	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2013	100,000	$1.00

Expired	(100,000)	1.00

Outstanding, December 31, 2013	–	$–	–	$–

NOTE 9: COMMITMENTS

See Note 7.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease.

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the three months ended December 31, 2012, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the three months ended December 31, 2013, the Company repaid a total of $9,375 (December 31, 2012 - $nil) to Ms. Eustice.

NOTE 10: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Three Months
	ended	Year ended
	December 31,	September 30,
	2013	2013

Asset retirement obligations, beginning of period	$135,888	$123,827
Accretion expense	3,221	12,061

Asset retirement obligations, end of period	$139,109	$135,888

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Three Months	Three Months
	ended	ended
	December 31,	December 31,
	2013	2012
Supplemental Disclosures:

Interest paid	$746	$–
Income taxes paid	$–	$–

NOTE 12: SUBSEQUENT EVENT

On January 10, 2014, Arkanova issued 4,668,152 shares of common stock for the conversion of outstanding accrued interest of $466,815. Refer to Note 7(a).

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue”, or the negative of these terms, or other comparable terminology. These statements speak only as of the date of this quarterly report. Examples of forward-looking statements made in this quarterly report include statements pertaining to, among other things:

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
  geological, technical, drilling and processing problems; and
  other factors discussed under the section entitled “Risk Factors” in this quarterly report.

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

Results of Operations for the period ended December 31, 2013 and 2012

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2013 and 2012 which are included herein:

	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012

Revenue
Oil and gas sales	$213,268	$190,592
Operator income	20,250	20,250
Total revenue	$233,518	$210,842

Expenses
General and administrative expenses	$349,599	$326,092
Oil and gas production costs	192,487	149,796
Accretion expenses	3,221	2,935
Depletion	80,841	59,608
Impairment of oil and gas properties	92,411	–
Operating loss	$(485,041)	$(327,589)

Other income (expenses)
Interest expense	$(162,779)	$(142,054)
Gain on derivative liability	–	155
Gain (loss) on settlement of debt	–	(29,165)
Gain on forgiveness of debt	–	14,466
Net (loss) income	$(647,820)	$(484,187)

Revenues

During the three months period ended December 31, 2013, our revenues increased by 10.8% as a result of higher average price of crude oil and higher production.

Expenses

Expenses increased by 48.1% during the three months ended December 31, 2013 compared to the same period in 2012 because of a decrease in estimated reserves that resulted in an increase in depletion expense and an impairment being recorded on the property.

Liquidity and Capital Resources

Working Capital

	December 31,	September 30,
	2013	2013
	(unaudited)	(audited)
Current assets	$3,269,663	989,625
Current liabilities	2,293,406	11,343,860
Working capital (deficiency)	$976,257	$(10,354,235)

We anticipate that we will require approximately $2,500,000 for operating expenses during the next 12-months as set out below.

Estimated Expenses for the Next 12-Month Period

Re-activate wells / P & A some wells	$750,000
Re-activate one injection well	$750,000
Employee and Consultant Compensation	$400,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$2,500,000

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration of our property interests, re-activation of our waterflood project, the identification of reserves sufficient enough to warrant development, successful development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Outstanding Promissory Notes

On October 1, 2009, our subsidiary, Arkanova Acquisition Corporation, entered into a loan consolidation agreement to consolidate its outstanding promissory notes. We requested an additional loan in the amount of $1,168,729 to be consolidated into one new promissory note in the principal amount of $12,000,000. Pursuant to the terms and conditions of the agreement, the loan provided for the consolidation and cancellation of the former notes and the additional loan amount. Interest of $818,771 on the former notes was consolidated to the new principal amount of $12,000,000. The promissory note included interest at 6% per annum, was due on September 30, 2011, and was secured by a pledge of all of our subsidiary’s interest in its wholly-owned subsidiary, Provident Energy of Montana, LLC. Interest on the promissory note was payable 10 days after maturity in shares of our company’s common stock. The number of shares payable as interest was to be determined by dividing $1,440,000 by the average stock price over the 15 business day period immediately preceding the date on which the promissory note matured.

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

The 2011 Note included interest at the rate of 6% per annum, was due and payable on September 30, 2012, and, as was the case with the 2009 Note, was secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2011 Note was payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2011 Note was to be determined by dividing $420,000 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2011 Note matured. Our subsidiary’s obligations under the 2011 Note were guaranteed by our company pursuant to a Guaranty Agreement dated as of October 1, 2011.

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $nil during the next 12-months.

Estimated Timeline of Waterflood Project and Other Activity on Property:

Date	Objective
August – December	2014 - Re-activate one injection well and recomplete five wells.

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

Cash Flows

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities was $592,584 during the three months ended December 31, 2013 as compared to $(396,143) during the same period in 2012 because of project advances received of $1,395,000 offset by repayments of outstanding related party balances and accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities was $(64,032) during the three months ended December 31, 2013 as compared to $(16,487) during the same period in 2012. The reason for the increase was mainly due to the purchase of $54,032 of equipment during the three month period ended December 31, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2013 was $1,688,272 compared to $396,226 of net cash used in financing activities during the same period in 2012. The reason for the increase was additional loan proceeds received from Aton of $1,705,000. In the prior period additional loan proceeds of $1,000,000 were received from Aton, offset by loan and debt repayments.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of December 31, 2013, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of December 31, 2013, the proven properties had a net book value of $891,960 using the full cost method.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our company’s disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the Securities and Exchange Commission on December 24, 2013.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $28,713,777 as at December 31, 2013. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures as of December 31, 2013 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2013 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

(21)	Subsidiaries
21.1	Arkanova Development LLC (Nevada Limited Liability Company) - dissolved May 24, 2013

21.2	Arkanova Acquisition Corporation (Delaware)
21.3	Prism Corporation (Oklahoma)
21.4	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 31, 2012)
99.3	Report of Gustavson Associates dated November 25, 2013 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 24, 2013)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: February 14, 2014

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: February 14, 2014