Form 10-Q
period 2014-03-31
ARKANOVA ENERGY CORP.
filed 2014-05-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
54,182,267 common shares issued and outstanding as at May 12, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the three and six months ended March 31, 2014 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2014	2013

ASSETS
Cash and cash equivalents	$2,288,785	$540,636
Short term investment	25,032	15,000
Oil and gas receivables	119,113	134,842
Prepaid expenses and other	500,460	299,147
Total current assets	2,933,390	989,625
Property and equipment, net of accumulated depreciation and impairment of $307,735 and $255,032	296,607	273,581
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $17,737,408 and $17,332,325	763,228	1,066,680
Other Assets	97,000	97,000
Total assets	$4,090,225	$2,426,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$322,121	$521,681
Accrued liabilities	262,347	392,058
Due to related party	52,029	265,029
Notes payable	19,235	10,127,592
Project advances	1,395,000	–
Other liabilities	37,500	37,500
Total current liabilities	2,088,232	11,343,860
Loans payable	46,155	55,867
Notes payable	11,811,025	–
Asset retirement obligations	142,334	135,888
Other liabilities	65,625	84,375
Total liabilities	14,153,371	11,619,990

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2013 – 49,514,115) shares issued and outstanding	54,182	49,514
Additional paid-in capital	19,387,453	18,823,339
Accumulated deficit	(29,504,781)	(28,065,957)
Total stockholders’ deficit	(10,063,146)	(9,193,104)
Total liabilities and stockholders’ deficit	$4,090,225	$2,426,886

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Revenue

Oil and gas sales	$172,050	$189,589	$385,318	$380,181
Operator income	20,250	20,250	40,500	40,500

Total revenue	192,300	209,839	425,818	420,681

Expenses

General and administrative expenses	362,412	307,236	712,011	633,328
Oil and gas production costs	210,743	130,903	403,230	280,699
Accretion expenses	3,225	2,939	6,446	5,874
Depletion	79,514	58,702	160,355	118,310
Impairment of oil and gas properties	152,317	–	244,728	–
Loss on disposal of equipment	–	1,917	–	1,917

Operating loss	(615,911)	(291,858)	(1,100,952)	(619,447)

Other income (expenses)

Interest expense	(175,093)	(119,283)	(337,872)	(261,337)
Gain on derivative liability	–	2,764	–	2,919
Loss on settlement of debt	–	–	–	(29,165)
Gain on forgiveness of debt	–	–	–	14,466

Net loss	$(791,004)	$(408,377)	$(1,438,824)	$(892,564)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Basic weighted average common shares outstanding	53,664,000	49,514,000	51,566,000	48,212,000
Diluted weighted average common shares outstanding	53,664,000	49,514,000	51,566,000	48,212,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2014	2013

Operating Activities
Net loss	$(1,438,824)	$(892,564)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Accretion	6,446	5,874
Depreciation	52,703	32,934
Depletion	160,355	118,310
Impairment of oil and gas properties	244,728	–
Gain on derivative liability	–	(2,919)
Stock-based compensation	101,967	–
Loss on settlement of debt	–	29,165
Gain on forgiveness of debt	–	(14,466)
Loss on disposal of equipment		1,917

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(228,974)	7,601
Oil and gas receivables	43,390	(61,471)
Accounts payable and accrued liabilities	(199,592)	(153,928)
Accrued interest	337,104	260,554
Project advances	1,395,000	–
Due to related parties	(213,000)	3,650

Net Cash Provided by (Used in) Operating Activities	261,303	(665,343)

Investing Activities

Purchase of equipment	(75,729)	(37,112)
Proceeds from disposal of equipment	–	187
Oil and gas property expenditures	(101,631)	(19,383)
Purchase of short term investment	(10,000)	–

Net Cash Used in Investing Activities	(187,360)	(56,308)

Financing Activities

Principal payments on debt	(30,794)	(316,995)
Repayment of related party loan	–	(600,000)
Proceeds from issuance of promissory notes	1,705,000	1,500,000
Proceeds from issuance of common stock	–	300,000

Net Cash Provided by Financing Activities	1,674,206	883,005

Net Change in Cash	1,748,149	161,354

Cash and cash equivalents – beginning of period	540,636	74,356

Cash and cash equivalents – end of period	$2,288,785	$235,710

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2013. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $29,504,781 since inception at March 31, 2014. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SHORT TERM INVESTMENT

On November 22, 2013, the Company invested in a deposit for $25,000 (September 30, 2013 - $15,000). The term of the investment is 12 months, maturing on November 22, 2014 and bears interest at a rate of 0.5% annually. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Arkansas, Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

At March 31, 2014 the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue, therefore, an impairment of $244,728 (September 30, 2013 - $519,125) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at March 31, 2014 and September 30, 2013 was $763,228 and $1,066,680, respectively.

NOTE 5: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three months Ended March 31,
		2014			2013
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(791,004)	53,664,000	$(0.01)	$(408,377)	49,514,000	$(0.01)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(791,004)	53,664,000	$(0.01)	$(408,377)	49,514,000	$(0.01)

	For the Six months Ended March 31,
		2014			2013
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(1,438,824)	51,566,000	$(0.03)	$(892,564)	48,212,000	$(0.02)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(1,438,824)	51,566,000	$(0.03)	$(892,564)	48,212,000	$(0.02)

NOTE 6: RELATED PARTY TRANSACTIONS

a)	At March 31, 2014, the Company owed management fees of $5,000 (September 30, 2013 - $145,000) to the President of the Company and $47,029 (September 30, 2013 - $120,029) to the CFO of the Company.

b)	On March 1, 2014, the Company granted 300,000 options to the Company’s CEO and 300,000 options to the Company’s CFO. The fair value of the stock options granted was $23,289.

NOTE 7: NOTES PAYABLE

(a)

On November 15, 2013, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,705,000 for a total amount of $11,811,025, extend the maturity date from March 31, 2014 to December 31, 2015, and converted outstanding accrued interest of $466,815 into 4,668,152 shares of common stock at a deemed price of $0.10 per share. The common shares were issued on January 10, 2014. Refer to Note 8.

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

(b)

On November 24, 2009, the Company entered into a loan agreement in the amount of $56,303 to purchase equipment. The loan bears interest at 7.69% and is to be repaid in 48 equal monthly installments commencing December 30, 2009. During the six months ended March 31, 2014, the Company repaid a principal amount of $2,707. At March 31, 2014, the balance of the loan is $nil.

(c)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the six months ended March 31, 2014, the Company repaid a principal amount of $9,337. At March 31, 2014, the balance of the loan is $65,390.

NOTE 8: COMMON STOCK

Common stock

On January 10, 2014, Arkanova issued 4,668,152 shares of common stock to Aton Select Funds Limited as an interest payment for outstanding interest of $466,815.

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

On March 1, 2014, the Company granted 1,600,000 stock options valued at $62,100 with immediate vesting to directors, officers, and employees to acquire 1,600,000 common shares at an exercise price of $0.10 per share expiring in 5 years. The grant date fair value of the options using the Black-Scholes option pricing model was $0.04 using the following assumptions:

Expected dividend yield	0.00%
Expected volatility	209%
Expected life (in years)	5.00
Risk-free interest rate	1.51%

During the six months ended March 31, 2014 and 2013, no stock options were exercised. Stock-based compensation of $101,967 (2013 - $nil) was recorded for the six months ended March 31, 2014. During the six months ended March 31, 2014, nil (2013 - 103,333) stock options expired unexercised.

A summary of Arkanova’s stock option activity is as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, September 30, 2013	3,200,000	$0.22
Granted	1,600,000	$0.10
Expired	–	–
Outstanding, March 31, 2014	4,800,000	$0.10*
Exercisable, March 31, 2014	4,800,000	$0.10*	4.81	$–

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

At March 31, 2014, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at March 31, 2014.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Warrants	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2013	100,000	$1.00

Expired	(100,000)	1.00

Outstanding, March 31, 2014	–	$–	–	$–

NOTE 9: COMMITMENTS

See Note 7.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease.

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the three months ended December 31, 2012, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the six months ended March 31, 2014, the Company repaid a total of $18,750 (March 31, 2013 - $nil) to Ms. Eustice.

NOTE 10: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Six months
	ended	Year ended
	March 31,	September 30,
	2014	2013

Asset retirement obligations, beginning of period	$135,888	$123,827
Accretion expense	6,446	12,061

Asset retirement obligations, end of period	$142,334	$135,888

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Six months	Six months
	ended	ended
	March 31,	March 31,
	2014	2013
Supplemental Disclosures:

Interest paid	$1,421	$–
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Shares issued to settle accrued interest	$466,815	$720,000

NOTE 12: SUBSEQUENT EVENT

On April 7, 2014, the Company received approval from the US Environmental Protection Agency to construct and operate an injection well allowing them to commence the waterflood project on their lease, Two Medicine Cut Bank Sand Unit.

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
  our estimation of expenses we will require over the next 12-month period to fund our plan of operations;
  our need for, and our ability to raise, capital;
  management’s assessment that our company is a going concern;
  re-activation of our waterflood project: and
  our estimated timeline of exploration activity on our properties.

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

Results of Operations for the period ended March 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2014 and 2012 which are included herein:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Revenue

Oil and gas sales	$172,050	$189,589	$385,318	$380,181
Operator income	20,250	20,250	40,500	40,500

Total revenue	192,300	209,839	425,818	420,681

Expenses

General and administrative expenses	362,412	307,236	712,011	633,328
Oil and gas production costs	210,743	130,903	403,230	280,699
Accretion expenses	3,225	2,939	6,446	5,874
Depletion	79,514	58,702	160,355	118,310
Impairment of oil and gas properties	152,317	–	244,728	–
Loss on disposal of equipment	–	1,917	–	1,917

Operating loss	(615,911)	(291,858)	(1,100,952)	(619,447)

Other income (expenses)

Interest expense	(175,093)	(119,283)	(337,872)	(261,337)
Gain on derivative liability	–	2,764	–	2,919
Gain (loss) on settlement of debt	–	–	–	(29,165)
Gain on forgiveness of debt	–	–	–	14,466

Net (loss) income	$(791,004)	$(408,377)	$(1,438,824)	$(892,564)

Revenues

During the three months period ended March 31, 2014, our revenues decreased by 8.4% as a result of a decrease in production and lower average price of crude oil.

During the six months period ended March 31, 2014, our revenues increased by 1.2% as a result of a higher average price of crude oil.

Expenses

Expenses increased by 111% during the three months ended March 31, 2014 compared to the same period in 2013 because of a decrease in estimated reserves that resulted in an increase in depletion expense and an impairment being recorded on the property. In addition, production costs have increased and stock-based compensation of $62,100 was recognized for the grant of options.

Expenses increased by 77.7% during the six months ended March 31, 2014 compared to the same period in 2013 because of a decrease in estimated reserves that resulted in an increase in depletion expense and an impairment being recorded on the property. In addition, production costs have increased and stock-based compensation of $101,967 was recognized for the amendment of the terms of outstanding options and the grant of options.

Liquidity and Capital Resources

Working Capital

	March 31	September 30,
	2014	2013
	(unaudited)	(audited)
Current assets	$2,933,390	989,625
Current liabilities	2,088,232	11,343,860
Working capital (deficiency)	$845,158	$(10,354,235)

We anticipate that we will require approximately $1,625,000 for operating expenses during the next 12-months as set out below.

Estimated Expenses for the Next 12-Month Period

Re-activate wells / Plug & abandon certain wells	$200,000
Re-activate one injection well	$425,000
Employee and Consultant Compensation	$400,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$1,625,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests. These expenses represent Provident’s 55% working interest in the lease.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next 12-month period. We estimate that we will require approximately 1,625,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities or amendments to our existing debt securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Outstanding Promissory Notes

On November 22, 2013, our company and our wholly owned subsidiary, Arkanova Acquisition Corporation, entered into a further note amendment and interest conversion agreement with Aton effective November 15, 2013, whereby:

(i) Aton agreed to increase the amount outstanding under the 2013 Note by $1,705,000.00 such that the outstanding principal balance under the 2013 Note equals $11,811,025.00; (ii) Aton shall converted the outstanding accrued interest equal to $466,815.29 into 4,668,152 shares of our common stock at a deemed price of $0.10 per share; and (iii) Aton agreed to extend the maturity date under the 2013 Note from March 31, 2014 to December 31, 2015. The 2013 Note was deemed to be amended in all manners and respects in order to effect the additional loan amount, the conversion and the extension and, in all other respects, the 2013 Note will remain unchanged and in full force and effect.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $nil during the next 12-months.

Estimated Timeline of Waterflood Project and Other Activity on Property:

Date	Objective
August – December	2014 - Re-activate one injection well and recomplete five wells.
The EPA permit has been approved for the MAX 1 injection well as of April 7, 2014

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12-month period will be approximately $400,000 .

On July 17, 2012, we entered into an executive employment agreement with Pierre Mulacek, our chief executive officer, president and a director of our company. We agreed to pay an annual salary of $240,000 to Mr. Mulacek in consideration for him carrying out his duties as an executive of our company. On March 1, 2014, Mr. Mulacek and our company agreed to a reduction in his annual salary from $240,000 to $135,000.

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

Cash Flows

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	261,303	(665,343)
Net Cash Used in Investing Activities	(187,360)	(56,308)
Net Cash Provided by Financing Activities	1,674,206	883,005

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities increased during the six months ended March 31, 2014 as compared to the same period in 2013 because of project advances received of $1,395,000 that are to be used for costs incurred related to the waterflood project offset by repayments of outstanding related party balances and accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities increased during the six months ended March 31, 2014 as compared to the same period in 2013 due to the purchase of equipment for $75,729 and an increase in oil and gas property expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities increased during the six months ended March 31, 2014 as compared to the same period in 2013 because of additional loan proceeds received from Aton of $1,705,000. In the prior period, additional loan proceeds of $1,500,000 were received from Aton, offset by loan and debt repayments.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of March 31, 2014, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of March 31, 2014, the proven properties had a net book value of $763,228 using the full cost method.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $(29,504,781) as at March 31, 2014. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures as of March 31, 2014 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2013 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Stock Option Grants

On March 1, 2014, our company entered into the following agreements:

(i)

a Stock Option and Subscription Agreement with Pierre Mulacek, our company’s President, Chief Executive Officer and a director, granting him 300,000 options in consideration for his continued services;

(ii)	a Stock Option and Subscription Agreement with Reginald Denny, our company’s Chief Financial Officer and a director, granting him 300,000 options in consideration for his continued services; and

(iii)	a Stock Option and Subscription Agreement with Erich Hofer, a director of our company, granting him 300,000 options in consideration for his continued services.

The stock options are exercisable at $0.10 per share and are exercisable until March 1, 2019.

In addition to granting 900,000 options to insiders as set out above, we granted the additional 700,000 options to two employees of our company who are not insiders. Each option is exercisable at $0.10 per share, and exercisable until the expiry date, which is March 1, 2019

Amendment Agreement with Pierre Mulacek

On March 1, 2014, we entered into an amendment agreement with Pierre Mulacek, which amends the July 17, 2012 executive employment agreement between our company and Mr. Mulacek. Under the terms of the amendment agreement, Mr. Mulacek agreed to reduce his salary from $240,000 to $135,000 annually. All other terms remain the same.

EPA Permit

On April 7, 2014 the Environmental Protection Agency has issued an injection well permit to Provident Energy Of Montana, LLC, our 100% owned subsidiary, for the purpose of water injection into the MAX 1 well # 2817. The permit will now allow the company to commence the re-activation of waterflood operations on the company’s Montana lease acreage, The Two Medicine Cut Bank Sand Unit, for the purpose of attempting to increase oil production from our lease wells.

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

10.29	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.30	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited(incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.31	Executive Employment Agreement dated July 17, 2012 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
10.32	Executive Employment Agreement dated July 17, 2012 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
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

10.35	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.36	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited(incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.37	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
10.38	Form of amendment to the stock option agreement (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
10.39	2008 Amended and Restated Stock Option Plan (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
10.40	Note Amendment and Conversion Agreement dated as of November 15, 2013, among Arkanova Energy Corporation, Arkanova Acquisition Corporation and Aton Select Funds Limited. (incorporated by reference from our Current Report on Form 8-K and filed on November 22, 2013)
10.41	Stock Option Agreement dated March 1, 2014 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)

10.42	Stock Option Agreement dated March 1, 2014 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.43	Stock Option Agreement dated March 1, 2014 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.44	2008 Amended and Restated Stock Option Plan (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
10.45	Executive Employment Agreement dated July 17, 2012 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on July 20, 2012)
10.46	Amendment Agreement with Pierre Mulacek dated March 1, 2014 (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
(21)	Subsidiaries
21.1	Arkanova Development LLC (Nevada Limited Liability Company) - dissolved May 24, 2013
21.2	Arkanova Acquisition Corporation (Delaware)
21.3	Prism Corporation (Oklahoma)
21.4	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 31, 2012)
99.3	Report of Gustavson Associates dated November 25, 2013 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 24, 2013)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filedherewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: May 14, 2014

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 14, 2014