Form 10-Q
period 2014-06-30
ARKANOVA ENERGY CORP.
filed 2014-08-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
54,182,267 common shares issued and outstanding as at August 13, 2014.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the three and nine months ended June 30, 2014 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2014	2013

ASSETS

Cash and cash equivalents	$1,551,705	$540,636
Short term investment	25,062	15,000
Oil and gas receivables	140,797	134,842
Prepaid expenses and other	504,693	299,147

Total current assets	2,222,257	989,625

Property and equipment, net of accumulated depreciation and impairment of $335,670 and $255,032	268,672	273,581

Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $18,306,468 and $17,332,325	706,817	1,066,680

Other Assets	97,000	97,000

Total assets	$3,294,746	$2,426,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$368,544	$521,681
Accrued liabilities	439,027	392,058
Due to related party	44,029	265,029
Notes payable	19,425	10,127,592
Project advances	1,395,000	–
Other liabilities	37,500	37,500

Total current liabilities	2,303,525	11,343,860

Loans payable	41,227	55,867
Notes payable	11,811,025	–
Asset retirement obligations	145,671	135,888
Other liabilities	56,250	84,375

Total liabilities	14,357,698	11,619,990

Contingencies and commitments

Stockholders’ Deficit

Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2013 – 49,514,115) shares issued and outstanding	54,182	49,514
Additional paid-in capital	19,387,453	18,823,339
Accumulated deficit	(30,504,587)	(28,065,957)

Total stockholders’ deficit	(11,062,952)	(9,193,104)

Total liabilities and stockholders’ deficit	$3,294,746	$2,426,886

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue

Oil and gas sales	$211,597	$175,227	$596,915	$555,408
Operator income	20,250	20,250	60,750	60,750

Total revenue	231,847	195,477	657,665	616,158

Expenses

General and administrative expenses	330,792	297,200	1,042,803	930,529
Oil and gas production costs	151,469	136,297	554,699	416,996
Accretion expenses	3,337	3,041	9,783	8,915
Depletion	183,001	53,786	343,356	172,096
Impairment of oil and gas properties	386,059	–	630,787	–
Loss on disposal of equipment	–	–	–	1,917

Operating loss	(822,811)	(294,847)	(1,923,763)	(914,295)

Other income (expenses)

Interest expense	(176,995)	(160,282)	(514,867)	(421,619)
Gain on derivative liability	–	–	–	2,919
Loss on settlement of debt	–	–	–	(29,165)
Gain on forgiveness of debt	–	–	–	14,466

Net loss	$(999,806)	$(455,129)	$(2,438,630)	$(1,347,694)

Loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Basic weighted average common shares outstanding	54,182,000	49,514,000	52,438,000	48,646,000
Diluted weighted average common shares outstanding	54,182,000	49,514,000	52,438,000	48,646,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2014	2013

Operating Activities

Net loss	$(2,438,630)	$(1,347,694)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

Accretion	9,783	8,915
Depreciation	80,638	49,962
Depletion	343,356	172,096
Impairment of oil and gas properties	630,787	–
Gain on derivative liability	–	(2,919)
Stock-based compensation	101,967	–
Loss on settlement of debt	–	29,165
Gain on forgiveness of debt	–	(14,466)
Loss on disposal of equipment	–	1,917

Changes in operating assets and liabilities:

Prepaid expenses and other receivables	(206,296)	12,476
Oil and gas receivables	(5,205)	(82,709)
Accounts payable and accrued liabilities	(153,137)	(192,817)
Accrued interest	513,722	420,442
Project advances	1,395,000	–
Due to related parties	(221,000)	21,150

Net Cash Provided by (Used in) Operating Activities	50,985	(924,482)

Investing Activities

Purchase of equipment	(75,729)	(37,112)
Proceeds from disposal of equipment	–	187
Oil and gas property expenditures	(614,280)	(22,279)
Purchase of short term investment	(10,000)	–

Net Cash Used in Investing Activities	(700,009)	(59,204)

Financing Activities

Principal payments on long debt	(44,907)	(330,291)
Repayment of related party loan	–	(600,000)
Proceeds from issuance of promissory notes	1,705,000	2,500,000
Proceeds from issuance of common stock	–	300,000

Net Cash Provided by Financing Activities	1,660,093	1,869,709

Net Change in Cash	1,011,069	886,023

Cash and cash equivalents – beginning of period	540,636	74,356

Cash and cash equivalents – end of period	$1,551,705	$960,379

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2013. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2013 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $30,504,587 since inception to June 30, 2014. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

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

Proven and Developed Properties, Colorado and Montana

At June 30, 2014 the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue, therefore, an impairment of $630,787 (September 30, 2013 - $519,125) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at June 30, 2014 and September 30, 2013 was $706,817 and $1,066,680, respectively.

At June 30, 2014 the Company holds $1,395,000 of project advances shown as a current liability on the consolidated balance sheet. These funds were received from the other working interest partners and will be used for costs incurred on the waterflood project.

NOTE 5: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three months Ended June 30,
	2014			2013
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(999,806)	54,182,000	$(0.02)	$(455,129)	49,514,000	$(0.01)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(999,806)	54,182,000	$(0.02)	$(455,129)	49,514,000	$(0.01)

	For the Nine months Ended June 30,
	2014			2013
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(2,438,630)	52,438,000	$(0.05)	$(1,347,694)	48,646,000	$(0.03)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(2,438,630)	52,438,000	$(0.05)	$(1,347,694)	48,646,000	$(0.03)

NOTE 6: RELATED PARTY TRANSACTIONS

a)	At June 30, 2014, the Company owed management fees of $5,000 (September 30, 2013 - $145,000) to the President of the Company and $39,029 (September 30, 2013 - $120,029) to the CFO of the Company.

b)	On March 1, 2014, the Company granted 300,000 options to the Company’s CEO and 300,000 options to the Company’s CFO. The fair value of the stock options granted was $23,289.

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

(b)

On November 24, 2009, the Company entered into a loan agreement in the amount of $56,303 to purchase equipment. The loan bears interest at 7.69% and is to be repaid in 48 equal monthly installments commencing December 30, 2009. During the nine months ended June 30, 2014, the Company repaid a principal amount of $2,707. At June 30, 2014, the balance of the loan is $nil.

(c)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the nine months ended June 30, 2014, the Company repaid a principal amount of $14,075. At June 30, 2014, the balance of the loan is $60,652.

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

During the nine months ended June 30, 2014 and 2013, no stock options were exercised. Stock-based compensation of $101,967 (2013 - $nil) was recorded for the nine months ended June 30, 2014. During the nine months ended June 30, 2014, nil (2013 – 1,303,333) stock options expired unexercised.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2013	3,200,000	$0.22
Granted	1,600,000	$0.10
Expired	–	–
Outstanding, June 30, 2014	4,800,000	$0.10*
Exercisable, June 30, 2014	4,800,000	$0.10*	4.56	$–

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

At June 30, 2014, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at June 30, 2014.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Warrants	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2013	100,000	$1.00

Expired	(100,000)	1.00

Outstanding, June 30, 2014	–	$–	–	$–

NOTE 9: COMMITMENTS

See Note 7.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease.

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the three months ended December 31, 2012, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the nine months ended June 30, 2014, the Company repaid a total of $28,125 (June 30, 2013 - $18,750) to Ms. Eustice.

NOTE 10: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Nine months
	ended	Year ended
	June 30,	September 30,
	2014	2013

Asset retirement obligations, beginning of period	$135,888	$123,827
Accretion expense	9,783	12,061

Asset retirement obligations, end of period	$145,671	$135,888

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Nine months	Nine months
	ended	ended
	June 30,	June 30,
	2014	2013
Supplemental Disclosures:

Interest paid	$2,050	$–
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Shares issued to settle accrued interest	$466,815	$–
Accrued interest converted into note payable	$–	$291,025
Note payable related to capital expenditures	$–	$79,300

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

Results of Operations for the period ended June 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended June 30, 2014 and 2013 which are included herein:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue

Oil and gas sales	$211,597	$175,227	$596,915	$555,408
Operator income	20,250	20,250	60,750	60,750

Total revenue	$231,847	$195,477	$657,665	$616,158

Expenses

General and administrative expenses	$330,792	$297,200	$1,042,803	$930,529
Oil and gas production costs	151,469	136,297	554,699	416,996
Accretion expenses	3,337	3,041	9,783	8,915
Depletion	183,001	53,786	343,356	172,096
Impairment of oil and gas properties	386,059	--	630,787	--
Loss on disposal of equipment	--	--	--	1,917

Total Expenses	$1,054,658	$490,324	$2,581,428	$1,530,453

Revenues

During the three month period ended June 30, 2014, our revenues increased by 18.6% compared to the same period in 2013 as a result of an increase in the number of wells producing combined with a higher average price of crude oil.

During the nine month period ended June 30, 2014, our revenues increased by 6.7% compared to the same period in 2013 as a result of an increase in the number of wells producing combined with a higher average price of crude oil.

Expenses

Expenses increased by 115% during the three months ended June 30, 2014 compared to the same period in 2013 because of an increase in oil and gas production costs, depletion and an increase in impairment of oil and gas properties. The increase in production costs and depletion was the result of the increase in production during the period.

Expenses increased by 68.7% during the nine months ended June 30, 2014 compared to the same period in 2013 because of a an increase in the impairment recorded on the property. The impairment was the result of a decrease in estimated reserves and an increase in the amount of capitalized costs. In addition, an increase in production costs and depletion was the result of the increase in production during the period. Finally, stock-based compensation of $101,967 was recognized for the grant of options during the nine months ended June 30, 2014.

Liquidity and Capital Resources

Working Capital

	June 30	September 30,
	2014	2013
	(unaudited)	(audited)
Current assets	$2,222,257	$989,625
Current liabilities	$2,303,525	$11,343,860
Working capital (deficiency)	$81,268	$(10,354,235)

We anticipate that we will require approximately $1,625,000 for operating expenses during the next 12-months set out below.

Estimated Expenses for the Next 12-Month Period

Re-activate wells / Plug & abandon certain wells	$200,000
Re-activate one injection well	$425,000
Employee and Consultant Compensation	$400,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$1,625,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests. These expenses represent Provident Energy of Montana, LLC’s 55% working interest in the lease.

Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next 12-month period. We estimate that we will require approximately $1,625,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities or amendments to our existing debt securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Outstanding Promissory Note

Since 2008, our subsidiary, Arkanova Acquisition Corporation, has entered into several loan, and loan modification agreements with Aton Select Funds Limited (“Aton”). We entered into our most recent loan modification agreements in February and November of 2013.

Effective February 6, 2013, Arkanova Acquisition Corporation modified its loan with Aton effective February 6, 2013 such that Aton increased the amount outstanding under a 2012 promissory note by $1,500,000.00 (the “2013 Additional Loan Amount”) and consolidated the remaining balance, under a 2012 promissory note and the 2013 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $10,106,025.00 (the “2013 Note”). The 2013 Note bears interest at the rate of 6% per annum, and is secured by a pledge of all of our wholly owned subsidiary’s interest in its wholly owned subsidiary, Provident Energy of Montana, LLC. Interest on the 2013 Note is payable 10 days after maturity in shares of our common stock.

On November 22, 2013, our company and Arkanova Acquisition Corporation entered into a further note amendment and interest conversion agreement with Aton effective November 15, 2013, whereby: (i) Aton agreed to increase the amount outstanding under the 2013 Note by $1,705,000.00 such that the outstanding principal balance under the 2013 Note equals $11,811,025.00; (ii) Aton converted the outstanding accrued interest equal to $466,815 into 4,668,152 shares of our common stock at a deemed price of $0.10 per share; and (iii) Aton agreed to extend the maturity date under the 2013 Note from June 30, 2014 to December 31, 2015. The 2013 Note was deemed to be amended in all manners and respects in order to effect the additional loan amount, the conversion and the extension and, in all other respects, the 2013 Note will remain unchanged and in full force and effect.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $nil during the next 12-months.

Estimated Timeline of Waterflood Project and Other Activity on Property:

Date	Objective
August – December

2014 - Re-activate one injection well and recomplete five wells. The company’s construction and installation of the new water flood injection system is underway. Construction of this initial work has an estimated completion date at the end of quarter 4. The company has identified two additional injection candidates with well testing completed and permitting applications are in process. Response time to fill the reservoir is not known at this time and the monitoring of offset well pressures should give the company indications of where within the field the effect of the injection should be seen. The company has received approval for a drilling permit for MAX 2, with an estimated drill spud date of quarter 3, 2015.

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

Cash Flows

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$50,985	$(924,482)
Net Cash Used in Investing Activities	$(700,009)	$(59,204)
Net Cash Provided by Financing Activities	$1,660,093	$1,869,709
Net loss	$(2,438,630)	$(1,347,694)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities increased during the nine months ended June 30, 2014 as compared to the same period in 2013 because of project advances received of $1,395,000 that are to be used for costs incurred related to the waterflood project offset by repayments of outstanding related party balances and the prepayment of expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities increased during the nine months ended June 30, 2014 as compared to the same period in 2013 due to the purchase of equipment for $75,729 and an increase in oil and gas property expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities decreased during the nine months ended June 30, 2014 as compared to the same period in 2013 because of a decrease in the proceeds from the issuance of common stock and promissory notes.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of June 30, 2014, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. As of June 30, 2014, the proven properties had a net book value of $706,817 using the full cost method.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $30,386,332 as at June 30, 2014. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures as of June 30, 2014 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2013 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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
Dated: August 14, 2014

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 14, 2014