Form 10-K
period 2014-09-30
ARKANOVA ENERGY CORP.
filed 2014-12-23
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

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
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,216,014.515 based on a price of $0.045 per share, average bid and asked price, as of the last business day of the registrant’s most recently completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,182,267 shares of common stock as at December 16, 2014.

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

ii

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

Customers

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the Unit (as defined below under Item 2. Properties beginning on page 11) unless either party gives 30 days advance written notice to terminate the agreement. In the event our contact with CHS Inc. is terminated for any reason, our company has determined that there are numerous other purchasers available to enter into a similar arrangement without a material adverse effect on our company.

Government Regulation

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may, from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

We are a company that started to produce oil and gas during the year ended September 30, 2008 and we are subject to a high level of governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment. Additionally, we incur expenditures related to compliance with such laws, and may incur costs in connection with the remediation of any environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

In the spring of 2014, the US Environmental Protection Agency issued an injection well permit to Provident Energy Of Montana, LLC, Arkanova’s 100% owned subsidiary, for the purpose of water injection into the MAX 1 well # 2817. The permit allowed our company to commence the re-activation of waterflood operations on our company’s Montana lease acreage, The Two Medicine Cut Bank Sand Unit. Waterflood operations have started in October 2014 and are continuing as of the date of this report.

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

Employees

Our company is currently operated by Pierre Mulacek as our president and chief executive officer and Reginald Denny as our chief financial officer. As of the date of this report, we had 7 employees including Pierre Mulacek and Reginald Denny. We intend to periodically hire independent contractors to execute our exploration and development activities. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring any additional employees in the near future.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $31,070,998 as at September 30, 2014. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

We have a relatively limited operating history, which may hinder our ability to successfully meet our objectives.

We have a relatively limited operating history upon which to base an evaluation of our current business and future prospects. We have commenced production in the year ended September 30, 2008 and we do not have an established history of operating producing properties or locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our relatively limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

Our management evaluated our disclosure controls and procedures as of September 30, 2014 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2014 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Executive Offices

Our executive and head office is located at 305 Camp Craft Road, Suite 525, Austin, TX 78746. We lease the office on a month-to-month basis at a cost of $4,960.26 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

Following the closing, we acquired all of the membership interests of Provident Energy of Montana, LLC (formerly known as Provident Energy Associates of Montana, LLC), which holds all of the leasehold interests comprising the Two Medicine Cut Bank Sand Unit in Pondera and Glacier Counties (the “Unit”), Montana, and the equipment, parts, machinery, fixtures and improvements located on, or used in connection with, the Unit. The Unit covers approximately 9,900 acres and is located at the far southern end of the Cut Bank Field and is part of the Blackfeet

Indian Reservation. Since the establishment of the Unit in 1959, there have been 82 wells drilled on the Unit and there are currently 36 wells producing oil from the Unit. Of the 82 wells, 7 have been plugged and abandoned. Ownership of these leasehold interests granted us the right to develop and produce all of the oil and gas reserves under the Unit.

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

On October 21, 2011, our subsidiary entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited which were effective as of October 1, 2011, and pursuant to which Aton agreed to, among other things, convert $6,000,000.00 of the remaining principal balance of a Promissory Note that our subsidiary issued to Aton on October 1, 2009 into a 10% working interest in the Unit. Please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Outstanding Promissory Notes” beginning on page 20 for additional information.

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $77.69 and $78.77/barrel for liquids for September 30, 2014 and 2013, respectively. Future operating expenses and development costs are computed primarily by our company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing our company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

A November 25, 2013 report of Gustavson Associates prepared on our Montana Properties was attached as an exhibit to our annual report on Form 10-K filed on December 24, 2013. An updated report of Gustavson Associates dated November 18, 2014 was attached as an exhibit to our annual report on Form 10-K filed on December xx, 2014.

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2014	2013

	Oil	Oil
	(Mbbl)*	(Mbbl)*

Balance beginning of the year	38,170	87,678
Revisions of previous estimates	4,685	(39,726)
Production	(9,765)	(9,782)
Transfer of oil and gas interest	–	-

Balance end of the year	33,090	38,170

*Thousand barrels

Standardized Measure of Discounted Future Net Cash Flow

September 30, 2014

Future cash inflows	$2,570,759
Future production and development costs	(1,437,698)
Future income tax expenses	(396,571)
Future net cash flows	736,490

10% annual discount for estimated timing of cash flows	(153,925)

Standardized measure of discounted future net cash flows	$582,565

Production

During the year ended September 30, 2014, the average net sales price per barrel of oil received by contract was $77.82/barrel. The average net production cost was $80.08 per barrel. The high cost of production was due to upgrading flow lines, facilities, batteries, and well bores as the property was not maintained for several years.

We are currently producing approximately 1,400 to 2,600 barrels per month and intend to eventually increase this production to over 3,000 barrels per month.

Productive Wells and Acreage

As of September 30, 2014, there were 75 net oil wells on the lease of which 36 are now oil producing. This has increased from 12 wells that were producing in October 2008 at the time we acquired the property interests.

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

Drilling Activity

On August 12, 2011, we announced that Provident Energy of Montana, LLC finished the completion of the six stage perf and frac of the Tribal-Max 1-2817; the first horizontal well drilled in the Cut Bank Sand formation. In addition the company also recompleted three existing vertical wells within the Two Medicine Cut Bank Sand Unit (TMCBSU).

The Tribal-Max 1-2817 as of the date of this report was still flowing back at a high rate and pressure. Completion of the Tribal-Max 1-2817 included a six stage frac consisting of approximately 12,410 barrels of stimulation fluid and 474,981 pounds of sand. Three other wells within the field were also stimulated, achieving near to or exceeded design parameters.

Present Activities

As of the date of this report, we are continuing our efforts to bring more producing wells on line through recompletion and reactivation of existing wells to more than 36 in 2014. In the spring of 2014, the Environmental Protection Agency issued an injection well permit to Provident Energy Of Montana, LLC, Arkanova’s 100% owned subsidiary, for the purpose of water injection into the MAX 1 well # 2817. The permit will now allow our company to commence the re-activation of waterflood operations on our company’s Montana lease acreage, The Two Medicine Cut Bank Sand Unit (TMCBSU), for the purpose of attempting to increase oil production from our lease wells. We have proceeded with the installation of new equipment at the injection plant, replacing injection lines, and associated equipment for the waterflood project.

The budgeted amount is $3 million for the waterflood re-activation. The financing and support are now in place to accomplish our goals of increasing anticipated oil production and value to the shareholders. Provident has a 55% working interest of approximately 80% net revenue interest in approximately 9,900 acres in Pondera and Glacier Counties, Montana, the TMCBSU. It is the hope of our company that this pilot project will be successful and lead to the expansion of injection to the balance of the lease acreage.

In the third quarter of 2015, we plan to drill a second Bakken test well in Pondera County near the southern end of our existing TMCBSU lease. This vertical well is for testing the Bakken intervals so to correlate with the geology learned from the MAX 1 well # 2817.

Delivery Commitments

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the unit unless either party gives 30 days advance written notice to terminate the agreement.

Internal Controls Over Reserves Estimates

Estimates of proved reserves at September 30, 2014, 2013 and 2012 were prepared by Gustavson Associates, LLC, our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers, geologists, economists, and appraisers and prepared the estimate of reserves in accordance with the US Securities and Exchange Commission’s definitions and guidelines. Gustavson Associates, LLC, holds neither direct nor indirect financial interest in the subject properties, in Provident Energy of Montana, LLC, or in any other affiliated companies. Our independent engineering firm reports jointly to the board of directors and to our President and Chief Executive Officer, Pierre Mulacek. For information regarding the experience and qualifications of the members of our board of directors and our President, please see Item 10 - “Directors, Executive Officers and Corporate Governance” beginning on page 47.

Colorado Property

Effective February 15, 2008, Arkanova Acquisition Corporation, our wholly-owned subsidiary leased a total of 1,320 gross mineral acres in Delores County, Colorado from The Curtis Jones Family Trust, Vera Lee Redd Family Trust and Redd Royalties Ltd. for an aggregate price of $93,500. The initial term of the leases is for seven years, and continues thereafter so long as oil or gas is being produced from the lease areas in paying quantities. We anticipate we will have a 100% working interest in the property and an approximate combined net royalty of 83.25%, with the remaining royalty interest to the lessors. In connection with the acquisition of the lease from The Curtis Jones Family Trust, we agreed to pay a third-party a 3.5% overriding royalty on 220 net mineral acres. The exploration targets on this prospect include a series of fractured black shales of the Pennsylvanian age Paradox Formation with drilling depths of 8,000 feet to 9,500 feet. The target intervals were already encountered in a well located on the leasehold, which was drilled for deeper oil targets and then was plugged in a time when gas was uneconomic due to price. In the 100 foot thick main target interval, the gas show while drilling was reported to be 14,000 units of C1 (28,000+ units by chromatograph) and pressure was calculated at approximately 4,600 psi. We plan to request permission from the State of Colorado to re-enter and complete this bypassed gas pay when natural gas prices become economical to do so. Gas prices at current levels do not warrant the re-newing of these leases and we may decide to let them expire in 2015.

Undeveloped Acreage

We do not have any undeveloped acreage and are not planning to purchase any.

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

The following quotations obtained from the OTCQB reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2014	$0.045	$0.025
June 30, 2014	$0.045	$0.18
March 31, 2014	$0.04	$0.04
December 31, 2013	$0.055	$0.025
September 30, 2014	$0.03	$0.02
June 30, 2013	$0.03	$0.0155
March 31, 2013	$0.0425	$0.0155
December 31, 2012	$0.03	$0.009

On December 16, 2014, the closing price of our common stock as reported by OTCQB was $0.016.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, Tel: (702) 361-3033, Fax: (702) 433-1979, E-mail: info@pacificstocktransfer.com.

Holders

On December 16, 2014, there were approximately 108 registered shareholders of our common stock and 54,182,267 common shares issued and outstanding.

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

The following table provides a summary of the number of stock options granted under the 2008 Amended Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2008 Amended Stock Option Plan, all as at September 30, 2014:

	Number of securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	4,800,000	$0.10	200,000
Equity compensation plans approved by security holders	Nil	Nil	Nil

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

Recent sales of unregistered securities

Since the beginning of the fiscal year ended September 30, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Results of Operations for the Years Ended September 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2014 and 2012 which are included herein:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2014	2013

Total revenue	$844,303	$849,916
Total expenses	$3,155,455	$2,995,049
Net (loss) income	$(3,005,041)	$(2,731,936)

Revenues

During the year ended September 30, 2014, our oil and gas sales decreased from the same period in 2013. The reason for the decrease in sales is because of the normal decline rate of the producing wells and a lower average price per barrel in the current year.

Expenses

Expenses increased during the year ended September 30, 2014 compared to the same period in 2013. The increase is largely due to increases in depletion and impairment of oil and gas properties. During 2013 there were also gains earned on the transfer of oil and gas properties and disposal of equipment that offset the amount of expenses.

	Year	Year
	Ended	Ended	Increase /
	September 30,	September 30,	Decrease
	2014	2013	%
General and administrative expenses	1,309,953	1,249,240	4.9%
Oil and gas production costs	782,008	780,958	0.1%
Accretion	13,236	12,061	9.7%
Depletion	419,471	431,748	(2.8%	)
Impairment of oil and gas properties	630,787	519,125	21.5%
Loss on disposal of equipment	--	1,917	(100%	)
	3,155,455	2,995,049	5.4%

General and Administrative Expenses

General and administrative expenses increased by 4.9% for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to increases in stock-based compensation, legal fees, and depreciation offset by a decrease in salaries.

Oil and Gas Production Costs

Oil and gas production costs increased by 0.1% for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to an overall increase in operating costs as well as higher leasing fees and production taxes.

Accretion

Accretion expenses increased by 9.7% for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to the net present value calculation performed based on the remaining estimated life of the wells.

Depletion

Depletion expenses decreased by 2.8% for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to a decrease in the amount of estimated reserves.

Impairment of oil and gas properties

The impairment of oil & gas properties increased by 21.5% for the year ended September 30, 2014 compared to the year ended September 30, 2013. This was due to the capitalized costs of the properties exceeding the future cash flows expected to be recovered from the properties.

Loss (gain) on disposal of equipment

Loss or (gain) on disposal of equipment decreased by 100% for the year ended September 30, 2014 compared to the year ended September 30, 2013. In the 2012 year equipment was sold for a profit while in the current year the proceeds received were less than the cost of the asset.

Liquidity and Capital Resources

Working Capital
	September 30, 2014		September 30, 2013	Increase / Decrease
Current assets	$1,398,594		$$989,625	41.3%
Current liabilities	2,111,316		$11,343,860	(81.4)%
Working capital (deficiency)	$(712,722)	$	$(10,354,235)	(93.1)%

We had cash and cash equivalents of $646,814 and a working capital deficit of $712,722 as of September 30, 2014 compared to cash and cash equivalents of $540,636 and working capital deficit of $10,354,235 as of September 30, 2013.

We anticipate that we will require approximately $4,800,000 for operating expenses during the next 12 months as set out below:

Estimated Expenses for the Next 12-month Period
Waterflood Project	$3,100,000
New Vertical Bakken Well	$1,500,000
Employee and Consultant Compensation	$800,000
Professional Fees	$100,000
General and Administrative Expenses	$800,000
Total	$6,300,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

We estimate that we will require approximately $6,300,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended September 30, 2014, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

On November 1, 2014, our company and our wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition Corp.”), entered into a note amendment agreement with Aton Select Funds Limited (“Aton”) to be effective November 1, 2014, whereby the parties agreed:

(a)

the maturity date under the amended and restated secured promissory note issued by Arkanova Corp. to Aton as of February 6, 2013, as amended November 15th, 2013 (the “Note”) shall be extended from December 31, 2015 to December 31, 2016 (the “Extension”),

(b)	the current outstanding accrued interest under the Note equal to US$677,836.40 shall be added to the principal amount of the Note (the “Added Interest”),

(c)

Aton shall loan to Acquisition Corp. an additional US$2,475,000.00 (the “Additional Loan Amount”) such that the outstanding balance under the Note (including the Added Interest) equals US$14,963,861.40 (the “Amended Principal Amount”), and

(d)

the sections of the Note with respect to payment of interest in shares of our common be deleted such that interest payments in shares of our common stock is no longer allowed (the “Interest Payment Amendment”).

The Note will be deemed to be amended in all manners and respects related to the Additional Loan Amount, the Extension and the Interest Payment Amendment and, in all other respects, the Note will remain unchanged and in full force and effect.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $1,500,000 during the next 12 months, which will include drilling and, if warranted, completion costs for one vertical Bakken test well. We will need to obtain additional equity funding, and possibly additional debt funding as well, in order to be able to obtain the needed funds. Alternatively, we may be required to farmout a working interest in some of our acreage to a third party. There is no guarantee that we will be able to raise sufficient additional capital or alternatively that we will be able to negotiate a farmout arrangement on terms acceptable to us.

Estimated Timeline of Exploration Activity on Property

Date	Objective
10/1/2014	Begin waterflood operations
6/1/2015	Drill vertical Bakken test well #1021 (Southern Star)

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12-month period will be approximately $800,000.

On November 11, 2014, we entered into an executive employment agreement effective October 1, 2014 with Pierre Mulacek, our chief executive officer, president and a director of our company. We agreed to pay an annual salary of US$240,000 to Mr. Mulacek in consideration for him carrying out his duties as an executive of our company. Mr. Mulacek disclosed his interest with respect to the executive employment agreement and abstained from voting on the approval of the agreement. The agreement replaces a former written agreement effective July 17, 2012, as amended on March 1, 2014 (reducing Mr. Mulacek’s salary from $240,000 to $135,000 per annum), which expired on July 17, 2014. The parties had continued under the terms of the former written agreement and sought to document the terms with an updated written agreement on the same terms of the former agreement. The only term of the new executive employment agreement that has been revised is the compensation has returned to $240,000 per annum.

Pursuant to the terms of the agreement, and in the event our company undergoes a Change of Control Event (as defined in the agreement and described below), the agreement will automatically terminate and our company is required to pay to Mr. Mulacek an amount equal to the total of:

1.	US$360,000 (calculated as 18-months salary payable under the agreement); and

(a)	the cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to Mr. Mulacek as of the date of the change of control.

On November 11, 2014, we also entered into an executive employment agreement effective October 1, 2014 with Reginald Denny, our chief financial officer and a director of our company. We agreed to pay an annual salary of US$175,000 to Mr. Denny in consideration for him carrying out his duties as an executive of our company.Mr. Denny disclosed his interest with respect to the executive employment agreement and abstained from voting on the approval of the agreement. The agreement also replaces a former written agreement effective July 17, 2012, as amended effective October 1, 2013 (reducing Mr. Denny’s salary from $190,000 to $175,000 per annum), which also expired on July 17, 2014. The parties had continued under the terms of the former written agreement and sought to document the terms with an updated written agreement on the same terms of the former agreement. Under the new executive employment agreement, Mr. Denny’s compensation remains at $175,000.

Pursuant to the terms of the agreement, and in the event our company undergoes a Change of Control Event (as defined in the agreement and described below), the agreement will automatically terminate and our company is required to pay to Mr. Denny an amount equal to the total of:

1.	US$262,500 (calculated as 18-months salary payable under the agreement); and

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

Cash Used In Operating Activities

Net cash used in operating activities was $(1,494,065) during the year ended September 30, 2014 as compared to $(1,182,229) during the year ended September 30, 2013. The reason for the increase is a repayment of amounts due to related parties.

Cash from Investing Activities

Net cash used in investing activities was $(45,690) during the year ended September 30, 2014 as compared to net cash used investing activities of $(203,229) in 2013. The reason for the decrease is project advances of $1,395,000 were received that offset the increase in oil and gas expenditures.

Cash from Financing Activities

Net cash provided by financing activities for the year ended September 30, 2014 was $1,645,933 compared to $1,851,738 of net cash used in financing activities in the year ended September 30, 2013. The reason for the decrease is fewer loan proceeds were received and less repayments were made on outstanding debt.

Capital Expenditures

As of September 30, 2014, our company did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

On November 1, 2014, our company and our wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition Corp.”), entered into a note amendment agreement with Aton Select Funds Limited (“Aton”) to be effective November 1, 2014, whereby the parties agreed:

(a)

the maturity date under the amended and restated secured promissory note issued by Arkanova Corp. to Aton as of February 6, 2013, as amended November 15th, 2013 (the “Note”) shall be extended from December 31, 2015 to December 31, 2016 (the “Extension”),

(b)	the current outstanding accrued interest under the Note equal to US$677,836.40 shall be added to the principal amount of the Note (the “Added Interest”),

(c)

Aton shall loan to Acquisition Corp. an additional US$2,475,000.00 (the “Additional Loan Amount”) such that the outstanding balance under the Note (including the Added Interest) equals US$14,963,861.40 (the “Amended Principal Amount”), and

(d)

the sections of the Note with respect to payment of interest in shares of our common be deleted such that interest payments in shares of our common stock is no longer allowed (the “Interest Payment Amendment”).

The Note will be deemed to be amended in all manners and respects related to the Additional Loan Amount, the Extension and the Interest Payment Amendment and, in all other respects, the Note will remain unchanged and in full force and effect.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2014, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2014 an impairment of $630,787 (2013 - $519,125) was recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Arkanova Energy Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation and its subsidiaries (collectively, the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Arkanova Energy Corporation and its subsidiaries as of September 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
December 22, 2014

Arkanova Energy Corporation
Consolidated Balance Sheets

	September 30,	September 30,
	2014	2013

ASSETS
Cash and cash equivalents	$646,814	$540,636
Short term investment	25,094	15,000
Oil and gas receivables	117,174	134,842
Prepaid expenses and other	609,512	299,147
Total current assets	1,398,594	989,625
Property and equipment, net of accumulated depreciation and impairment of $335,504 and $255,032	304,392	273,581
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $18,382,583 and $17,332,325	725,240	1,066,680
Other Assets	97,000	97,000
Total assets	$2,525,226	$2,426,886

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$586,406	$521,681
Accrued liabilities	617,649	392,058
Due to related party	38,029	265,029
Notes payable	19,618	10,127,592
Project advances	812,114	–
Other liabilities	37,500	37,500
Total current liabilities	2,111,316	11,343,860
Loans payable	36,249	55,867
Notes payable	11,811,025	–
Asset retirement obligations	149,124	135,888
Other liabilities	46,875	84,375
Total liabilities	14,154,589	11,619,990

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2013 – 49,514,115) shares issued and outstanding	54,182	49,514
Additional paid-in capital	19,387,453	18,823,339
Accumulated deficit	(31,070,998)	(28,065,957)
Total stockholders’ deficit	(11,629,363)	(9,193,104)
Total liabilities and stockholders’ deficit	$2,525,226	$2,426,886

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2014	2013

Revenue

Oil and gas sales	$763,303	$768,916
Operator income	81,000	81,000

Total revenue	844,303	849,916

Expenses

General and administrative expenses	1,309,953	1,249,240
Oil and gas production costs	782,008	780,958
Accretion	13,236	12,061
Depletion	419,471	431,748
Impairment of oil and gas properties	630,787	519,125
Loss on disposal of equipment	–	1,917

Operating loss	(2,311,152)	(2,145,133)

Other income (expenses)

Interest expense	(693,889)	(575,023)
Gain on derivative liability	–	2,919
Loss on settlement of debt	–	(29,165)
Gain on forgiveness of debt	–	14,466

Net (loss) income	$(3,005,041)	$(2,731,936)

(Loss) earnings per share – basic and diluted	$(0.06)	$(0.06)

Basic weighted average common shares outstanding	52,878,000	48,865,000
Diluted weighted average common shares outstanding	52,878,000	48,865,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2014	2013

Operating Activities
Net loss	$(3,005,041)	$(2,731,936)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	13,236	12,061
Depreciation	108,143	72,248
Depletion	419,471	431,748
Impairment of oil and gas properties	630,787	519,125
Gain on derivative liability	–	(2,919)
Stock-based compensation	101,967	22,832
Loss on settlement of debt	–	29,165
Gain on forgiveness of debt	–	(14,466)
Loss on disposal of equipment	–	1,917

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(311,115)	(269,549)
Oil and gas receivables	18,418	12,066
Accounts payable and accrued liabilities	(132,843)	123,551
Accrued interest	692,344	573,278
Due to related parties	(227,000)	38,650

Net Cash Used in Operating Activities	(1,691,633)	(1,182,229)

Investing Activities

Purchase of equipment	(138,954)	(102,586)
Proceeds from disposal of equipment	–	187
Oil and gas property expenditures	(511,250)	(85,830)
Project advances	812,114	–
Purchase of short term investment	(10,032)	(15,000)

Net Cash Provided by (Used in) Investing Activities	151,878	(203,229)

Financing Activities

Principal payments on debt	(59,067)	(348,262)
Repayment of related party loan	–	(600,000)
Proceeds from issuance of promissory notes	1,705,000	2,500,000
Proceeds from issuance of common stock	–	300,000

Net Cash Provided by Financing Activities	1,645,933	1,851,738

Net Change in Cash	106,178	466,280

Cash and cash equivalents – beginning of period	540,636	74,356

Cash and cash equivalents – end of period	$646,814	$540,636

Supplemental Cash Flow and Other Disclosures (Note 16)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statement of Stockholders’ Deficit
Period from September 30, 2012 through September 30, 2014

	Common Stock		Additional
		Par	Paid-in
	Shares	Value	Capital	Deficit	Totals
Balance – September 30, 2012	46,514,115	$46,514	$18,503,507	$(25,334,021)	$(6,784,000)
Shares issued for cash	3,000,000	3,000	297,000	–	300,000
Stock-based compensation	–	–	22,832	–	22,832
Net loss for the year	–	–	–	(2,731,936)	(2,731,936)
Balance – September 30, 2013	49,514,115	$49,514	$18,823,339	$(28,065,957)	$(9,193,104)
Stock-based compensation	–	–	101,967	–	101,967
Shares issued to settle interest payable on Note Purchase Agreement	4,668,152	4,668	462,147	–	466,815
Net loss for the year	–	–	–	(3,005,041)	(3,005,041)
Balance – September 30, 2014	54,182,267	$54,182	$19,387,453	$(31,070,998)	$(11,629,363)

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

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $31,070,998 since inception and has a negative working capital of $712,722 at September 30, 2014. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

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

The Company’s financial instruments consist of cash and cash equivalents, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, loans payable, and notes payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, fair value of assets and liabilities measured on a recurring basis include derivative liability determined based on “Level 3” inputs, which are significant and unobservable and have the lowest priority. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances. As of September 30, 2014, Arkanova has not recorded an allowance as all receivables are deemed collectable at this time.

i)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2014, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment Arkanova performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2014 an impairment of $630,787 (2013 - $519,125) was recorded.

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

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2014, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities.

m)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2014 and 2013, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The three-level hierarchy is as follows:
- Level 1 inputs consist of unadjusted quoted prices for identical instruments in active markets.
- Level 2 inputs consist of quoted prices for similar instruments.
- Level 3 valuations are derived from inputs which are significant and unobservable and have the lowest priority.

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

NOTE 4: SHORT TERM INVESTMENT

On November 22, 2013, the Company invested in a deposit for $25,000 (September 30, 2013 - $15,000). The term of the investment is 12 months, maturing on November 22, 2014 and bears interest at a rate of 0.5% annually. Interest earned on the investment up to September 30, 2014 is $94. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

NOTE 5: PREPAID EXPENSES

At September 30, 2014, the Company has $609,512 (2013 - $299,147) of prepaid expenses and other assets. This balance consists of the following items:

	2014	2013
Aton receivable	$135,231	$67,431
Employee receivable	–	750
Knightwall receivable	462,550	225,249
Prepaid expenses	11,731	5,717

	$609,512	$299,147

NOTE 6: PROPERTY AND EQUIPMENT

			September 30,	September 30,
			2014	2013
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Computer hardware	$10,440	$6,301	$4,139	$–
Exploration equipment	431,074	171,375	259,699	203,420
Leasehold improvements	17,100	10,669	6,431	9,851
Office furniture and equipment	25,225	22,221	3,004	477
Vehicle	156,057	124,938	31,119	59,833
	$639,896	$335,504	$304,392	$273,581

During the year ended September 30, 2014, the Company purchased $138,954 (2013 - $102,586) of property and equipment.

NOTE 7: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Arkansas and Colorado and Montana

During the year ended September 30, 2014, the Company incurred costs of $708,818 that were capitalized to their oil and gas properties. At September 30, 2014, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $630,787 (2013 - $519,125) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at September 30, 2014 and 2013 was $725,240 and $1,066,680, respectively.

At September 30, 2014, the Company holds $812,114 of project advances shown as a current liability on the consolidated balance sheet. These funds were received from the other working interest partners and will be used for costs incurred on the waterflood project.

NOTE 8: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Year Ended September 30,
	2014			2013
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(3,005,041)	52,878,000	$(0.06)	$(2,731,936)	48,865,000	$(0.06)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(3,005,041)	52,878,000	$(0.06)	$(2,731,936)	48,865,000	$(0.06)

NOTE 9: RELATED PARTY TRANSACTIONS

(a)	At September 30, 2014, the Company owed backpay of $5,000 (2013 - $145,000) to the President of the Company and $33,029 (2013 - $120,029) to the CFO of the Company.

(b)

On March 1, 2014, the Company granted 300,000 options to the Company’s CEO, 300,000 options to the Company’s CFO, 300,000 options to a director and 700,000 options to employees. The fair value of the stock options granted was $62,100.

(c)

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

NOTE 10: NOTES PAYABLE

(a)

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

On November 15, 2013, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $1,705,000 for a total amount of $11,811,025, extend the maturity date from March 31, 2014 to December 31, 2015, and converted outstanding accrued interest of $466,815 into 4,668,152 shares of common stock at a deemed price of $0.10 per share. The common shares were issued on January 10, 2014. Refer to Note 11.

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

On November 1, 2014, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $2,475,000 for a total amount of $14,963,861, extend the maturity date from December 31, 2015 to December 31, 2016. Refer to Note 18(c).

(b)

On November 24, 2009, the Company entered into a loan agreement in the amount of $56,303 to purchase equipment. The loan bears interest at 7.69% and is to be repaid in 48 equal monthly installments commencing December 30, 2009. During the year ended September 30, 2014, the Company repaid a principal amount of $2,707. The balance of the loan is $0 at September 30, 2014.

(c)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the year ended September 30, 2014, the Company repaid a principal amount of $18,860. The balance of the loan is $55,867 at September 30, 2014.

The following principal payments for notes payable are required:

2015	$19,618
2016	$11,831,432
2017	$15,842

NOTE 11: COMMON STOCK

Common stock

a)	On January 10, 2014, Arkanova issued 4,668,152 shares of common stock to Aton Select Funds Limited as an interest payment for outstanding interest of $466,815.

b)	On December 14, 2012, Arkanova issued 2,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $200,000.

c)	On December 26, 2012, Arkanova issued 1,000,000 shares of common stock at $0.10 per share to the President of the Company for cash proceeds of $100,000.

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

On March 1, 2014, the Company granted 1,600,000 stock options valued at $62,100 with immediate vesting to directors, officers, and employees to acquire 1,600,000 common shares at an exercise price of $0.10 per share expiring in 5 years. The grant date fair value of the options using the Black-Scholes option pricing model was $0.04.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2014	2013

Expected dividend yield	0.00%	0.00%
Expected volatility	209%	175%
Expected life (in years)	5.00	5.00
Risk-free interest rate	1.51%	1.60%

During the year ended September 30, 2014 and 2013, no stock options were exercised. Stock-based compensation of $101,967 (2013 - $22,832) was recorded for the year ended September 30, 2014. During the year ended September 30, 2014, no stock options (2013 – 1,303,333) expired unexercised and no stock options (2013 – 250,000) were forfeited.

A summary of Arkanova’s stock option activity is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding, September 30, 2012	4,653,333	$0.27

Granted	100,000	0.24
Forfeited	(250,000)	0.31
Expired	(1,303,333)	0.37

Outstanding, September 30, 2013	3,200,000	$0.22

Granted	1,600,000	$0.10
Expired	–	–

Outstanding, September 30, 2014	4,800,000	$0.10*

Exercisable, September 30, 2014	4,800,000	$0.10*	4.56	$–

* On November 15, 2013, Arkanova amended the terms of the outstanding stock options to decrease the exercise price from $0.12 - $0.25 to $0.10 and extend the expiry dates from November 19, 2013 – October 8, 2015 to September 30, 2018 – December 31, 2018. The weighted average grant date fair value of the modified stock options was $0.01 and the original stock-based compensation expense recognized of $101,967 was increased by an additional stock-based compensation expense of $39,867 related to the modification.

The fair value of each option amendment was estimated on the date of the amendment using the Black-Scholes option pricing model with the following weighted average assumptions:

	Pre -	Post -
	Amendment	Amendment

Expected dividend yield	0.00%	0.00%
Expected volatility	214%	214%
Expected life (in years)	1.42	5.12
Risk-free interest rate	0.23%	1.36%

At September 30, 2014, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at September 30, 2014.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Warrants	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, September 30, 2012	1,168,235	$0.48
Expired	(1,068,235)	$0.43
Outstanding, September 30, 2013	100,000	$1.00
Expired	(100,000)	1.00
Outstanding, September 30, 2014	–	$–	–	$–

NOTE 12: DERIVATIVE INSTRUMENTS

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

The impact of ASC 815-15 for the year ending September 30, 2013 resulted in a decrease in the derivative liability of $2,919 with a corresponding gain of $2,919 on derivative instruments. On March 31, 2013, the purchase warrants expired and the fair value of the derivative liability was $0.

NOTE 13: FAIR VALUE MEASUREMENTS

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

NOTE 14: COMMITMENTS

See Note 10.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease. Lease expense for the year was $58,548 (2013 - $54,648). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2015	$37,354
2016	$32,083

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the year ended September 30, 2014, the Company repaid a total of $37,500 (2013 - $28,125) to Ms. Eustice. At September 30, 2014, there is a total balance owing of $84,375 of which $37,500 is current and $46,875 is long term. The following principal payments are required:

2015	$37,500
2016	$37,500
2017	$9,375

NOTE 15: ASSET RETIREMENT OBLIGATION

Changes in Arkanova’s asset retirement obligations were as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2014	2013

Asset retirement obligations, beginning of period	$135,888	$123,827
Accretion expense	13,236	12,061

Asset retirement obligations, end of period	$149,124	$135,888

NOTE 16: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year Ended	Year Ended
	September 30,	September 30,
	2014	2013
Supplemental Disclosures:

Interest paid	$2,631	$1,646
Income taxes paid	$–	$–

Noncash Financing and Investing Activities
Shares issued to settle accrued interest on note payable	$466,815
Accrued interest converted into note payable	$–	$291,025
Note payable related to capital expenditures	$–	$79,300

NOTE 17: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
2009	3,853,251	2029
2010	3,008,921	2030
2011	2,628,028	2031
2012	1,636,396	2032
2013	1,660,225	2033
2014	1,731,437	2034

	$16,228,201

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2014	2012
Deferred income tax assets
Net losses carried forward	$5,679,870	$5,073,867
	5,679,870	5,073,867
Valuation allowance	(5,679,870)	(5,073,867)
Net deferred income tax asset	$–	$–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements

NOTE 18: SUBSEQUENT EVENTS

(a)

On October 1, 2014, the Company entered into a revised executive employment agreement with the Chief Executive Officer of the Company. The revised executive employment agreement replaced the agreement that was entered into on March 1, 2014. Pursuant to the terms of the revised executive employment agreement the Chief Executive Officer will receive an annual salary of $240,000 for a term of one year. The revised executive employment agreement will automatically renew if not terminated in writing by either party no less than sixty days prior to the expiration of the revised executive employment agreement.

(b)

On October 1, 2014, the Company entered into a revised executive employment agreement with the Chief Financial Officer of the Company. The revised executive employment agreement replaced the agreement that was entered into on March 1, 2014. Pursuant to the terms of the revised executive employment agreement the Chief Executive Officer will receive an annual salary of $175,000 for a term of one year. The revised executive employment agreement will automatically renew if not terminated in writing by either party no less than sixty days prior to the expiration of the revised executive employment agreement.

(c)

On November 1, 2014, the Company’s subsidiary entered into a Loan Modification Agreement to borrow an additional $2,475,000 for a total loan amount of $14,963,861 which includes accrued interest of $677,836. In addition the maturity date was extended from December 31, 2015 to December 31, 2016 and the ability of the Company to pay interest in shares of the Company’s common stock was terminated. Refer to Note 10(a).

NOTE 19: SUPPLEMENTAL OIL AND GAS INFORMATION Capitalized Costs Related to Oil and Gas Producing Activities

	September 30,	September 30,
	2014	2013

Evaluated oil and gas properties	$19,107,823	$18,399,005
Less accumulated depletion and impairment	(18,382,583)	(17,332,325)

Net capitalized costs for evaluated oil and gas properties	$725,240	$1,066,680

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	September 30,	September 30,
	2014	2013

Evaluated Property Acquisition Costs	$–	$–
Evaluated Exploration Costs	708,818	85,830

	$708,818	$85,830

Results of Operations from Oil and Gas Producing Activities

	September 30,	September 30,
	2014	2013

Revenue	$844,303	$849,916
Production costs	(782,008)	(780,958)
Depletion, depreciation and amortization	(419,471)	(431,748)
Impairment of oil and gas properties	(630,787)	(519,125)
Loss from oil and gas operations	$(987,963)	$(881,915)

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $77.69/barrel and $78.77/barrel for liquids for September 30, 2014 and 2013. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2014	2013

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	38,170	87,678
Revisions of previous estimates	4,685	(39,726)
Production	(9,765)	(9,782)
Transfer of oil and gas interest	–	–

Balance end of the year	33,090	38,170

Standardized Measure of Discounted Future Net Cash Flow

	September 30,	September 30,
	2014	2013
Future cash inflows	$2,570,759	$3,006,650
Future production and development costs	(1,437,698)	(1,600,136)
Future income tax expenses	(396,571)	(492,280)
Future net cash flows	736,490	914,234
10% annual discount for estimated timing of cash flows	(153,925)	(220,893)
Standardized measure of discounted future net cash flows	$582,565	$693,341

Sources of Changes in Discounted Future Net Cash Flows

	September 30,	September 30,
	2014	2013
Standardized measure of discounted future net cash flows at the beginning of the year	$693,341	$1,517,550
Accretion of discount	106,668	233,469
Development costs incurred	708,818	85,830
Changes in estimated development costs	(699,208)	(21,269)
Revision of previous quantity estimates	131,757	(1,319,808)
Net change in prices and production costs	(604,275)	(645,981)
Net change in income taxes	59,649	443,805
Sales of oil and gas produced, net of production costs	18,705	12,042
Transfer of oil and gas interest	–	–
Timing differences and other	167,110	387,703
Standardized measure of discounted future net cash flows at the end of the year	$582,565	$693,341

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were not effective as of September 30, 2014. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient U.S. GAAP expertise;

  There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended September 30, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff with U.S. GAAP expertise if we can obtain additional financing or our revenues increase.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pierre Mulacek	Chief Executive Officer, President and Director	52	April 23, 2007
Reginald Denny	Chief Financial Officer Director	67	October 18, 2007 April 20, 2010
Erich Hofer(1)	Director	52	March 19, 2007

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

Name	Number of Late Reports	Number of Transactions that were not Reported on a Timely Basis	Failure to File a Required Form
Pierre Mulacek	1	1	N/A
Reginald Denny	Nil	Nil	N/A
Erich Hofer	Nil	Nil	N/A

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2014 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek Chief Executive Officer, President and Director	2014 2013	318,750 275,000	Nil Nil	Nil Nil	Nil	Nil Nil	(140,000) (35,000)	Nil Nil	206,232 240,000
Reginald Denny Chief Financial Officer and Director	2014 2013	262,000 116,350	Nil Nil	Nil Nil	24,390 Nil	Nil Nil	(87,000) 73,650	Nil Nil	199,390 190,000

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

On November 11, 2014, we entered into an executive employment agreement effective October 1, 2014 with Pierre Mulacek, our chief executive officer, president and a director of our company. We agreed to pay an annual salary of US$240,000 to Mr. Mulacek in consideration for him carrying out his duties as an executive of our company. Mr. Mulacek disclosed his interest with respect to the executive employment agreement and abstained from voting on the approval of the agreement. The agreement replaces a former written agreement effective July 17, 2012, as amended on March 1, 2014 (reducing Mr. Mulacek’s salary from $240,000 to $135,000 per annum), which expired on July 17, 2014. The parties had continued under the terms of the former written agreement and sought to document the terms with an updated written agreement on the same terms of the former agreement. The only term of the new executive employment agreement that has been revised is the compensation has returned to $240,000 per annum.

Pursuant to the terms of the agreement, and in the event our company undergoes a Change of Control Event (as defined in the agreement and described below), the agreement will automatically terminate and our company is required to pay to Mr. Mulacek an amount equal to the total of:

1.	US$360,000 (calculated as 18-months salary payable under the agreement); and

(a)	the cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to Mr. Mulacek as of the date of the change of control.

On November 11, 2014, we also entered into an executive employment agreement effective October 1, 2014 with Reginald Denny, our chief financial officer and a director of our company. We agreed to pay an annual salary of US$175,000 to Mr. Denny in consideration for him carrying out his duties as an executive of our company. Mr. Denny disclosed his interest with respect to the executive employment agreement and abstained from voting on the approval of the agreement. The agreement also replaces a former written agreement effective July 17, 2012, as amended effective October 1, 2013 (reducing Mr. Denny’s salary from $190,000 to $175,000 per annum), which also expired on July 17, 2014. The parties had continued under the terms of the former written agreement and sought to document the terms with an updated written agreement on the same terms of the former agreement. Under the new executive employment agreement, Mr. Denny’s compensation remains at $175,000.

Pursuant to the terms of the agreement, and in the event our company undergoes a Change of Control Event (as defined in the agreement and described below), the agreement will automatically terminate and our company is required to pay to Mr. Denny an amount equal to the total of:

1.	US$262,500 (calculated as 18-months salary payable under the agreement); and

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

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date m/d/y	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pierre Mulacek	600,000(1) 650,000(1) 300,000	Nil	Nil	$0.10(1) $0.10(1) $0.10	12/31/2018(1) 12/31/2018(1) 03/01/2019	N/A	N/A	N/A	N/A
Reginald Denny	100,000 350,000 550,000 300,000	Nil	Nil	$0.10(2) $0.10(2) $0.10(2) $0.10	09/30/2018(2) 12/31/2018(2) 12/31/2018(2) 03/01/2019	N/A	N/A	N/A	N/A

(1)

Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Mr. Mulacek was granted 600,000 options at an exercise price of $0.20 on October 14, 2009. On October 8, 2010, we entered into a Stock Option Agreement with Mr. Mulacek and issued him an additional 650,000 options in consideration for services provided as chief executive officer, president and director. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately. On November 15, 2013 we re-priced the exercise price to $0.10 and extended the expiry date to December 31, 2018.

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

Director Compensation

The particulars of compensation paid to our directors who are not named executive officers for our year ended September 30, 2014, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensati on ($)	Nonqualified Deferred Compensation Earnings	All Other Compen sation ($)	Total ($)
Erich Hofer	6,000	Nil	7,787	Nil	Nil	Nil	13,787

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

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our directors are set out in the following table:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date m/d/y	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Erich Hofer	300,000 300,000 300,000	Nil	Nil	$0.10(1) $0.10(1) $0.10	12/31/2018(1) 12/31/2018(1) 03/01/2019	N/A	N/A	N/A	N/A

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

Security ownership of certain beneficial owners

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership[1]	Percent of class
Common Stock	Centrum Bank AG Kirchstrasse 3 Postfach 1168 Vaduz, FL-9490 Liechteinstein	5,234,117 Direct	9.7%
Common Stock	Aton Select Fund Limited Aeulestrasse 5 9490 Vaduz Vaduz, Liechtenstein	5,234,117 Direct	9.7%
Common Stock	Aton Select Funds Limited Aeulestrasse 5 9490 Vaduz Vaduz, Switzerland	7,872,900 Direct	14.5%
		18,341,134	33.90%

1 Based on 54,182,267 shares of common stock issued and outstanding as of December 16, 2014.

Security ownership of management.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership [1]	Percent of class
Common Stock	Pierre Mulacek PO Box 2601 Conroe TX 77305	6,037,500 Direct [2]	11.1%
Common Stock	Erich Hofer Grossackerstrasse 64 CH-8041 Zurich, Switzerland	1,200,000 Direct[3]	2.2%
Common Stock	Reginald Denny 16709 French Harbour Court Austin, Texas 78734	1,450,000 Direct[4]	2.7%
	Directors and Executive Officers as a Group	8,687,500	16.00%

1	Based on 54,182,267 shares of common stock issued and outstanding as of December 16, 2014.
2	Consists of 4,487,500 shares of common stock and stock options to acquire an aggregate of 1,550,000 shares of common stock exercisable within 60 days of the date of this report.

3	Consists of 300,000 shares of common stock and stock options to acquire an aggregate of 900,000 shares of common stock exercisable within 60 days of the date of this report.
4	Consists of 150,000 shares of common stock, and stock options to acquire an aggregate of 1,300,000 shares of common stock exercisable within 60 days of the date of this report.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended September 30, 2014 and 2013 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

On October 28, 2013 we paid $20,000 back pay to Pierre Mulacek, our Chief Executive Officer, President and director, and $15,000 back pay to Reginald Denny, our Chief Financial Officer and director, resulting in a $125,000 balance to Mr. Mulacek and $105,029 owing to Mr. Denny.

On November 29, 2013 we paid $125,000 back pay to Pierre Mulacek resulting in a zero balance owing to Mr. Mulacek.

On December 9, 2013 we paid $50,000 back pay to Reginald Denny resulting in a $55,029 balance owing to Mr. Denny.

At September 30, 2014, we owed back pay of $5,000 (2013 - $145,000) to Pierre Mulacek and $33,029 (2013 - $120,029) to Reginald Denny.

On March 1, 2014, we granted 300,000 options to Pierre Mulacek, 300,000 options to Reginald Denny and 300,000 options to Erich Hofer, a director of our company. Each option is exercisable into one share of our common stock for a period of five years at an exercise price of $0.10 per share.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see Item 11 – “Executive Compensation” beginning on page 51.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2014 and 2013 for professional services rendered by MaloneBailey, LLP, of Houston, Texas for the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30, 2014	September 30, 2013
Audit Fees and Audit Related Fees	37,000	$37,000
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	37,000	$37,000

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

10.2	Form of Note Purchase Agreement dated September 3, 2008 between our company and an unaffiliated lender (incorporated by reference from our Current Report on Form 8-K/A filed on December 10, 2008)
10.3	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)
10.4	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.5	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.6	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.7	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.8

Loan Consolidation Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.9

Note Purchase Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)

10.10	Promissory Note dated October 1, 2009, of Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.11	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.12	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.13	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)

10.14

Purchase and Sale Agreement dated April 9, 2010, by and between Provident Energy Associates of Montana, LLC, as Seller, and Knightwall Invest, Inc., as Buyer (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010)

10.15

Note Purchase Agreement dated as of the 17th day of July, 2010, between our company and Global Project Finance AG (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 13, 2010)

10.16	Stock Option Agreement dated October 8, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.17	Stock Option Agreement dated October 8, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.18	Stock Option Agreement dated October 8, 2010 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.19

Option Agreement dated November 22, 2010 between Provident Energy Associates of Montana, LLC and Knightwall Invest, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2010)

10.20

Conversion and Loan Modification Agreement dated as of October 1, 2011 between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.21

Note Purchase Agreement dated as of October 1, 2011, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)

10.22	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.23	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.24

Loan Modification Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).

10.25

Amended and Restated Note Purchase Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).

10.26	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.27	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.28	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
10.29	Form of amendment to the stock option agreement (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
10.30

Note Amendment and Conversion Agreement dated as of November 15, 2013, among Arkanova Energy Corporation, Arkanova Acquisition Corporation and Aton Select Funds Limited. (incorporated by reference from our Current Report on Form 8-K and filed on November 22, 2013)

10.31	Stock Option Agreement dated March 1, 2014 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.32	Stock Option Agreement dated March 1, 2014 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)

10.33	Stock Option Agreement dated March 1, 2014 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.34	Executive Employment Agreement dated October 1, 2014 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K and filed on November 11, 2014)
10.35	Executive Employment Agreement dated October 1, 2014 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K and filed on November 11, 2014)
10.36	Note Amendment Agreement dated as of November 1, 2014, among Arkanova Energy Corporation, Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K and filed on November 6, 2014)
(21)	Subsidiaries
21.1	Arkanova Development LLC (Nevada Limited Liability Company) - dissolved May 24, 2013
21.2	Arkanova Acquisition Corporation (Delaware)
21.3	Prism Corporation (Oklahoma)
21.4	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(23)	Consents of Experts and Counsel
23.1*	Consent of MaloneBailey, LLP
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 31, 2012)
99.3	Report of Gustavson Associates dated November 25, 2013 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 24, 2013)
99.4*	Report of Gustavson Associates dated November 18, 2014 on Montana Properties
99.5	2008 Amended and Restated Stock Option Plan (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: December 23, 2014

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: December 23, 2014

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: December 23, 2014

“Erich Hofer”
By: Erich Hofer
Director
Dated: December 23, 2014