Form 10-Q
period 2014-12-31
ARKANOVA ENERGY CORP.
filed 2015-02-17
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-51612

_____________________________________________
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
Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,182,267 common shares issued and outstanding as at February 12, 2015.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the three months ended December 31, 2014 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2014	2014

ASSETS
Cash and cash equivalents	$4,696,248	$646,814
Short term investment	61,125	25,094
Oil and gas receivables	79,559	117,174
Prepaid expenses and other	170,794	609,512
Total current assets	5,007,726	1,398,594
Property and equipment, net of accumulated depreciation and impairment of $362,378 and $335,504	277,518	304,392
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $18,562,908 and $18,382,583	632,726	725,240
Other Assets	97,000	97,000
Total assets	$6,014,970	$2,525,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$179,751	$586,406
Accrued liabilities	150,048	617,649
Due to related party	33,071	38,029
Notes payable	19,812	19,618
Project advances	2,767,549	812,114
Other liabilities	37,500	37,500
Total current liabilities	3,187,731	2,111,316
Loans payable	31,223	36,249
Notes payable	14,963,861	11,811,025
Asset retirement obligations	152,659	149,124
Other liabilities	37,500	46,875
Total liabilities	18,372,974	14,154,589

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2014 – 54,182,267) shares issued and outstanding	54,182	54,182
Additional paid-in capital	19,387,453	19,387,453
Accumulated deficit	(31,799,639)	(31,070,998)
Total stockholders’ deficit	(12,358,004)	(11,629,363)
Total liabilities and stockholders’ deficit	$6,014,970	$2,525,226

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
Revenue
Oil and gas sales	$137,901	$213,268
Operator income	20,250	20,250
Total revenue	158,151	233,518

Expenses
General and administrative expenses	325,229	349,599
Oil and gas production costs	166,917	192,487
Accretion	3,535	3,221
Depletion	64,855	80,841
Impairment of oil and gas properties	115,470	92,411
Operating loss	(517,855)	(485,041)
Other income (expenses)
Interest expense	(210,786)	(162,779)
Net (loss) income	$(728,641)	$(647,820)
(Loss) earnings per share – basic and diluted	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	54,182,000	49,514,000
Diluted weighted average common shares outstanding	54,182,000	49,514,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013

Operating Activities
Net loss	$(728,641)	$(647,820)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Accretion	3,535	3,221
Depreciation	26,874	25,140
Depletion	64,855	80,841
Impairment of oil and gas properties	115,470	92,411
Stock-based compensation	–	39,867
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	438,718	(110,945)
Oil and gas receivables	37,615	32,731
Accounts payable and accrued liabilities	(415,203)	(268,228)
Accrued interest	210,235	162,366
Due to related parties	(4,958)	(212,000)
Net Cash Used in Operating Activities	(251,500)	(802,416)
Investing Activities
Purchase of equipment	–	(54,032)
Oil and gas property expenditures	(79,263)	–
Project advances	1,955,435	1,395,000
Purchase of short term investment	(36,031)	(10,000)
Net Cash Provided by Investing Activities	1,840,141	1,330,968

Financing Activities
Principal payments on debt	(14,027)	(16,728)
Proceeds from issuance of promissory notes	2,475,000	1,705,000
Net Cash Provided by Financing Activities	2,460,793	1,688,272
Net Change in Cash	4,049,434	2,216,824
Cash and cash equivalents – beginning of period	646,814	540,636
Cash and cash equivalents – end of period	$4,696,248	$2,757,460

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2014. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $31,799,639 since inception at December 31, 2014. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SHORT TERM INVESTMENT

On November 22, 2013, the Company invested in a deposit for $25,000 (September 30, 2014 - $25,000). The term of the investment was 12 months, maturing on November 22, 2014 and bearing interest at a rate of 0.5% annually. Interest earned on the investment during the quarter ended December 31, 2014 was $32. On November 22, 2014, the deposit matured and was re-invested in another deposit for $25,125. The term of the new investment is 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On November 22, 2014, the Company invested in a deposit for $25,125. The term of the investment is 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On December 2, 2014, the Company invested in two deposits for $18,000 each. The term of the investments is 12 months, maturing on December 2, 2015 and bears interest at a rate of 0.3% annually. The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Colorado and Montana

During the three months ended December 31, 2014, the Company incurred costs of $87,811 that were capitalized to their oil and gas properties of which $8,548 are currently in accounts payable. At December 31, 2014, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $115,470 (September 30, 2013 - $630,787) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at December 31, 2014 and September 30, 2014 was $632,726 and $725,240, respectively.

During the three months ended December 31, 2014 the company received an additional $2,025,000 of project advances of which $69,565 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. At December 31, 2014, the Company holds $2,767,549 shown as a current liability on the consolidated balance sheet as of December 31, 2014. These funds were received from the other working interest partners and will be used for costs to be incurred on the waterflood project and on drilling of Bekkan Well.

NOTE 5: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended December 31,
	2014			2013
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(728,641)	54,182,000	$(0.01)	$(647,820)	49,514,000	$(0.01)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(728,641)	54,182,000	$(0.01)	$(647,820)	49,514,000	$(0.01)

NOTE 6: RELATED PARTY TRANSACTIONS

(a)	At December 31, 2014, the Company owed backpay of $3,750 (September 30, 2014 - $5,000) to the President of the Company and $29,321 (September 30, 2014 - $33,029) to the CFO of the Company.

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

(c)

On October 1, 2014, the Company entered into a revised executive employment agreement with the Chief Financial Officer of the Company. The revised executive employment agreement replaced the agreement that was entered into on March 1, 2014. Pursuant to the terms of the revised executive employment agreement the Chief Financial Officer will receive an annual salary of $175,000 for a term of one year. The revised executive employment agreement will automatically renew if not terminated in writing by either party no less than sixty days prior to the expiration of the revised executive employment agreement.

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

Arkanova evaluated the November 1, 2014 modification under the guidance found in ASC 470-50 and ASC 470-60 and determined that the carrying value of the 2013 Note did not exceed the total future cash payments of the 2014 Note and that the notes were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment and no gain or loss was recorded.

(b)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the three months ended December 31, 2014, the Company repaid a principal amount of $4,832 (2013 – $4,645). The balance of the loan is $51,035 at December 31, 2014 (September 30, 2014 - $55,867).

NOTE 8: COMMON STOCK

Common Stock

The Company did not issue any common shares during the three months ended December 31, 2014.

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

During the three months ended December 31, 2014 and 2013, Arkanova did not grant any stock options and no stock options were exercised. During the three months ended December 31, 2014 and 2013, no stock options expired unexercised and no stock options were forfeited.

A summary of Arkanova’s stock option activity is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding, September 30, 2014	4,800,000	$0.10*
Expired	–	–
Outstanding, December 31, 2014	4,800,000	$0.10*
Exercisable, December 31, 2014	4,800,000	$0.10*	4.05	$–

* On November 15, 2013, Arkanova amended the terms of the outstanding stock options to decrease the exercise prices from $0.12 - $0.25 to $0.10 and extend the expiry dates from November 19, 2013 – October 8, 2015 to September 30, 2018 – December 31, 2018. The weighted average grant date fair value of the modified stock options was $0.01 and the original stock-based compensation expense recognized of $101,967 was increased by an additional stock-based compensation expense of $39,867 related to the modification.

The fair value of each option amendment was estimated on the date of the amendment using the Black-Scholes option pricing model with the following weighted average assumptions:

	Pre -	Post -
	Amendment	Amendment

Expected dividend yield	0.00%	0.00%
Expected volatility	214%	214%
Expected life (in years)	1.42	5.12
Risk-free interest rate	0.23%	1.36%

At December 31, 2014, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at December 31, 2014.

NOTE 9: COMMITMENTS

See Note 7.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease. Lease expense for the year was $58,548 (2013 - $54,648). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2015	$ 31,167
2016	$ 32,083

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the three months ended December 31, 2014, the Company repaid a total of $9,375 (2013 - $9,375) to Ms. Eustice. At December 31, 2014, there is a total balance owing of $75,000 of which $37,500 is current and $37,500 is long term. The following principal payments are required:

2015	$ 28,125
2016	$ 37,500
2017	$ 9,375

NOTE 10: ASSET RETIREMENT OBLIGATIONS

Changes in Arkanova’s asset retirement obligations were as follows:

	Three Months	Year
	Ended	Ended
	December 31,	September 30,
	2014	2014

Asset retirement obligations, beginning of period	$149,124	$135,888
Accretion expense	3,535	13,236

Asset retirement obligations, end of period	$152,659	$149,124

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
Supplemental Disclosures:
Interest paid	$534	$746
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Accrued Interest converted into note payable	$677,836	$–
Accounts payable related to oil and gas property expenditures	$8,548	$–

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

Our interim, unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear elsewhere in this report.

In this report, unless otherwise specified, all references to “common shares” refer to the shares of our common stock and the terms “we”, “us”, “our company” and “Arkanova” mean Arkanova Energy Corporation.

Results of Operations for the period ended December 31, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2014 and 2013 which are included herein:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013

Revenue
Oil and gas sales	$137,901	$213,268
Operator income	20,250	20,250
Total revenue	$158,151	$233,518

Expenses
General and administrative expenses	$325,229	$349,599
Oil and gas production costs	166,917	192,487
Accretion	3,535	3,221
Depletion	64,855	80,841
Impairment of oil and gas properties	115,470	92,411
Total Expenses	$676,006	$718,559

Revenues

During the three month period ended December 31, 2014, our revenues decreased by 32% compared to the same period in 2013 as a result of the decrease in the price of a barrel of oil.

Expenses

Expenses decreased by 6% during the three months ended December 31, 2014 compared to the same period in 2013 because of the lower fuel costs.

Liquidity and Capital Resources

Working Capital

	December 31	September 30,
	2014	2014
	(unaudited)	(audited)
Current assets	$5,007,726	1,398,594
Current liabilities	$3,187,731	2,111,316
Working capital (deficiency)	$1,819,995	(712,722)

We had cash and cash equivalents of $4,696,248 compared to cash and cash equivalents of $646,814 as at our financial year end of September 30, 2014.

We anticipate that we will require approximately $6,300,000 for operating expenses during the next 12 months as set out below.

Estimated Expenses for the Next 12-Month Period

Waterflood Project	$3,100,000
New Vertical Bakken Well	1,500,000
Employee and Consultant Compensation	800,000
Professional Fees	100,000
General and Administrative Expenses	800,000
$6,300,000

Our company’s principal cash requirements are for our waterflood project and new infield well drilling development. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

We estimate that we will require approximately $6,300,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities and debt arrangements. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Outstanding Promissory Note

On August 6, 2012, our wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition Corp.”), entered into a Loan Modification Agreement and an Amended and Restated Note Purchase Agreement with Aton Select Funds Limited which were effective as of July 1, 2012, whereby Aton agreed to increase the amount outstanding under the an outstanding 2011 promissory note by $1,000,000.00 (the “2012 Additional Loan Amount”) and consolidate the remaining balance under the 2011 Note and the 2012 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $8,315,000.00 (the “2012 Note”).

The 2012 Note accrued interest at the rate of 6% per annum, was due and payable on June 30, 2013, was secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident Energy Associates of Montana, LLC. Interest on the 2012 Note was payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2012 Note was determined by dividing $498,900 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2012 Note matured. Our subsidiary’s obligations under the 2012 Note were guaranteed by our company pursuant to a Guaranty Agreement dated as of July 1, 2012.

Effective February 6, 2013, Acquisition Corp. further modified its loan with Aton effective such that Aton increased the amount outstanding under the 2012 Note by $1,500,000.00 (the “2013 Additional Loan Amount”) and consolidated the remaining balance, including accrued interest from July 1, 2012 to February 6, 2013 equal to approximately $291,025, under the 2012 Note and the 2013 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $10,106,025.00 (the “2013 Note”). The 2013 Note bears interest at the rate of 6% per annum, was initially due and payable on March 31, 2014, and is secured by a pledge of all of our wholly owned subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note was payable 10 days after maturity in shares of our common stock. On February 8, 2013, we received $500,000 of the 2013 Additional Loan Amount. We received the $1,000,000 balance on June 4, 2013, completing delivery of the loan proceeds.

On November 22, 2013, our company and Acquisition Corp. entered into another note amendment and interest conversion agreement with Aton effective November 15, 2013, whereby: (i) Aton agreed to increase the amount outstanding under the 2013 Note by $1,705,000.00 such that the outstanding principal balance under the 2013 Note equaled $11,811,025.00; (ii) Aton converted the outstanding accrued interest equal to $466,815.29 into 4,668,152 shares of our common stock at a deemed price of $0.10 per share; and (iii) Aton agreed to extend the maturity date under the 2013 Note from March 31, 2014 to December 31, 2015. The 2013 Note was deemed to be amended in all manners and respects in order to effect the additional loan amount, the conversion and the extension and, in all other respects, the 2013 Note will remain unchanged and in full force and effect.

On November 1, 2014, our company and Acquisition Corp. entered into another note amendment agreement with Aton effective November 1, 2014, whereby the parties agreed:

(a)	the maturity date under the 2013, as amended, extended from December 31, 2015 to December 31, 2016 (the “Extension”),

(b)	the current outstanding accrued interest under the 2013 Note equal to $677,836.40 was added to the principal amount of the Note (the “Added Interest”),

(c)

Aton agreed to loan to Acquisition Corp. an additional $2,475,000.00 (the “Additional Loan Amount”) such that the outstanding balance under the Note (including the Added Interest) equals $14,963,861.40 (the “Amended Principal Amount”), and

(d)

the sections of the 2013 Note with respect to payment of interest in shares of our common were deleted such that interest payments in shares of our common stock were no longer allowed (the “Interest Payment Amendment”).

The 2013 Note was deemed to be amended in all manners and respects related to the Additional Loan Amount, the Extension and the Interest Payment Amendment and, in all other respects, the 2013 Note, as amended, remained unchanged and in full force and effect.

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $4,600,000 during the next 12-months.

Estimated Timeline of Waterflood Project and Other Activity on Property:

Date	Objective
10/01/2014	Began waterflood operations
06/01/2015	Drill vertical Bakken test well #1021 (Southern Star)

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12-month period will be approximately $100,000.

Employee and Consultant Compensation

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

(a)	$360,000 (calculated as 18-months’ salary payable under the agreement); and

(b)	the cost for a period of 18 months to obtain family and/or spousal health insurance that is similar in coverage to that provided to Mr. Mulacek as of the date of the change of control.

On November 11, 2014, we also entered into an executive employment agreement effective October 1, 2014 with Reginald Denny, our chief financial officer and a director of our company. We agreed to pay an annual salary of $175,000 to Mr. Denny in consideration for him carrying out his duties as an executive of our company. Mr. Denny disclosed his interest with respect to the executive employment agreement and abstained from voting on the approval of the agreement. The agreement also replaces a former written agreement effective July 17, 2012, as amended effective October 1, 2013 (reducing Mr. Denny’s salary from $190,000 to $175,000 per annum), which also expired on July 17, 2014. The parties had continued under the terms of the former written agreement and sought to document the terms with an updated written agreement on the same terms of the former agreement. Under the new executive employment agreement, Mr. Denny’s compensation remains at $175,000.

Pursuant to the terms of the agreement, and in the event our company undergoes a Change of Control Event (as defined in the agreement and described below), the agreement will automatically terminate and our company is required to pay to Mr. Denny an amount equal to the total of:

(a)	$262,500 (calculated as 18-months’ salary payable under the agreement); and

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

Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
Net Cash Used in Operating Activities	(251,500)	(802,416)
Net Cash Provided by Investing Activities	1,840,141	1,330,968
Net Cash Provided by Financing Activities	2,460,793	1,688,272

Cash Used In Operating Activities

Net cash used in operating activities decreased by 69% during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The reason for the decrease is largely due to the decrease of prepaid expenses and other receivables.

Cash Provided by Investing Activities

Net cash provided by investing activities increased 38% during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. The reason for the increase is due to the additional project advances received that offset the increase in oil and gas expenditures.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2014 increased 46% compared to the three months ended December 31, 2013. The reason for the increase is due to the additional loan proceeds received during the quarter.

Capital Expenditures

As of December 31, 2014, our company did not have any material commitments for capital expenditures.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the interim financial statements for the year ended September 30, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

There are no assurances that we will be able to obtain further funds required for our continued operations or for our entry into the petroleum exploration and development industry. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of December 31, 2014, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the three months ended December 31, 2014 an impairment of $115,470 (2013 - $92,411) was recorded.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our company’s disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2014.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $(31,799,639) as at December 31, 2014. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2014 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of December 31, 2014 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

(21)	Subsidiaries
21.1	Arkanova Development LLC (Nevada Limited Liability Company) - dissolved May 24, 2013

21.2	Arkanova Acquisition Corporation (Delaware)
21.3	Prism Corporation (Oklahoma)
21.4	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 31, 2012)
99.3	Report of Gustavson Associates dated November 25, 2013 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 24, 2013)
99.4	Report of Gustavson Associates dated November 18, 2014 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 23, 2014)
99.5	2008 Amended and Restated Stock Option Plan (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: February 17, 2015

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: February 17, 2015