Form 10-Q
period 2015-03-31
ARKANOVA ENERGY CORP.
filed 2015-05-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-51612

_________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,182,267 common shares issued and outstanding as at May 13, 2015.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the three and six months ended March 31, 2015 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2015	2014

ASSETS
Cash and cash equivalents	$4,139,348	$646,814
Short term investment	61,171	25,094
Oil and gas receivables	52,996	117,174
Prepaid expenses and other	250,556	609,512
Total current assets	4,504,071	1,398,594
Property and equipment, net of accumulated depreciation and impairment of $387,307 and $335,504	303,177	304,392
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $19,076,848 and $18,382,583	321,509	725,240
Other Assets	97,000	97,000
Total assets	$5,225,757	$2,525,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$395,749	$586,406
Accrued liabilities	371,432	617,649
Due to related party	26,779	38,029
Notes payable	20,009	19,618
Project advances	2,603,964	812,114
Other liabilities	37,500	37,500
Total current liabilities	3,455,433	2,111,316
Loans payable	26,146	36,249
Notes payable	14,963,861	11,811,025
Asset retirement obligations	156,198	149,124
Other liabilities	28,125	46,875
Total liabilities	18,629,763	14,154,589

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2014 – 54,182,267) shares issued and outstanding	54,182	54,182
Additional paid-in capital	19,392,843	19,387,453
Accumulated deficit	(32,851,031)	(31,070,998)
Total stockholders’ deficit	(13,404,006)	(11,629,363)
Total liabilities and stockholders’ deficit	$5,225,757	$2,525,226

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenue
Oil and gas sales	$71,907	$172,050	$209,808	$385,318
Operator income	20,250	20,250	40,500	40,500
Total revenue	92,157	192,300	250,308	425,818

Expenses
General and administrative expenses	312,447	362,412	637,676	712,011
Oil and gas production costs	91,682	210,743	258,599	403,230
Accretion	3,539	3,225	7,074	6,446
Depletion	84,334	79,514	149,189	160,355
Impairment of oil and gas properties	429,606	152,317	545,076	244,728
Operating loss	(829,451)	(615,911)	(1,347,306)	(1,100,952)
Other expenses
Interest expense	(221,941)	(175,093)	(432,727)	(337,872)
Net loss	$(1,051,392)	$(791,004)	$(1,780,033)	$(1,438,824)
Loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Basic weighted average common shares outstanding	54,182,000	53,664,000	54,182,000	51,566,000
Diluted weighted average common shares outstanding	54,182,000	53,664,000	54,182,000	51,566,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2015	2014

Operating Activities
Net loss	$(1,780,033)	$(1,438,824)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	7,074	6,446
Depreciation	51,803	52,703
Depletion	149,189	160,355
Impairment of oil and gas properties	545,076	244,728
Stock-based compensation	5,390	101,967

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	358,956	(228,974)
Oil and gas receivables	64,178	43,390
Accounts payable and accrued liabilities	(452,590)	(199,592)
Accrued interest	431,619	337,104
Due to related parties	(11,250)	(213,000)

Net Cash Used in Operating Activities	(630,588)	(1,133,697)

Investing Activities

Purchase of equipment	(50,588)	(75,729)
Oil and gas property expenditures	(28,601)	(101,631)
Project advances	1,791,850	1,395,000
Purchase of short term investment	(61,202)	(10,000)
Proceeds from short term investment	25,125	–

Net Cash Provided by Investing Activities	1,676,584	1,207,640

Financing Activities

Principal payments on debt	(28,462)	(30,794)
Proceeds from issuance of promissory notes	2,475,000	1,705,000

Net Cash Provided by Financing Activities	2,446,538	1,674,206

Net Change in Cash	3,492,534	1,748,149

Cash and cash equivalents – beginning of period	646,814	540,636

Cash and cash equivalents – end of period	$4,139,348	$2,288,785

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2014. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended March 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $32,851,031 since inception at March 31, 2015. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SHORT TERM INVESTMENT

On November 22, 2013, the Company invested in a deposit for $25,000 (September 30, 2014 - $25,000). The term of the investment was 12 months, maturing on November 22, 2014 and bearing interest at a rate of 0.5% annually. Interest earned on the investment during the six months ended ended March 31, 2015 was $32. The investment was to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On November 22, 2014, the Company invested in a deposit for $25,125. The term of the investment is 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. Interest earned on the investment during the six months ended March 31, 2015 was $18. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On December 2, 2014, the Company invested in two deposits for $18,000 each. The term of the investments is 12 months, maturing on December 2, 2015 and bears interest at a rate of 0.3% annually. Interest earned on the investments during the six months ended March 31, 2015 was $26. The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Colorado and Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Colorado and Montana

During the six months ended March 31, 2015, the Company incurred costs of $290,534 that were capitalized to their oil and gas properties. At March 31, 2015, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $545,076 (September 30, 2014 - $630,787) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at March 31, 2015 and September 30, 2014 was $321,509 and $725,240, respectively.

During the year ended September 30, 2014, the Company received $1,395,000 of project advances and $582,886 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. During the six months ended March 31, 2015, the Company received an additional $2,025,000 of project advances and $233,150 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. As of March 31, 2015, a total of $816,036 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. At March 31, 2015, the Company holds $2,603,964 of project advances shown as a current liability on the consolidated balance sheet. These funds were received from the other working interest partners and will be used for costs to be incurred on the waterflood project and on drilling of Bekkan Well.

NOTE 5: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

		For the Three Months Ended March 31,
	2015			2014
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(1,051,392)	54,182,000	$(0.02)	$(791,004)	53,664,000	$(0.01)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(1,051,392)	54,182,000	$(0.02)	$(791,004)	53,664,000	$(0.01)

	For the Six Months Ended March 31,
	2015			2014
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(1,780,033)	54,182,000	$(0.03)	$(1,438,824)	51,566,000	$(0.03)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(1,780,033)	54,182,000	$(0.03)	$(1,438,824)	51,566,000	$(0.03)

NOTE 6: RELATED PARTY TRANSACTIONS

(a)	At March 31, 2015, the Company owed backpay of $3,750 (September 30, 2014 - $5,000) to the President of the Company and $23,029 (September 30, 2014 - $33,029) to the CFO of the Company.

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

(b)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the six months ended March 31, 2015, the Company repaid a principal amount of $9,712 (2014 – $9,337). The balance of the loan is $46,155 at March 31, 2015 (September 30, 2014 - $55,867).

NOTE 8: COMMON STOCK

Common Stock

The Company did not issue any common shares during the six months ended March 31, 2015.

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

On November 1, 2014, Arkanova granted 100,000 stock options valued at $3,871 with immediate vesting to an employee to acquire 100,000 stock options at an exercise price of $0.10 per share expiring in 5 years. The grant date fair value of the options using the Black-Scholes option pricing model was $0.04 per share using the following assumptions:

Expected dividend yield	0.00%
Expected volatility	206%
Expected life (in years)	5.00
Risk-free interest rate	1.62%

During the six months ended March 31, 2015 and 2014, no stock options were exercised. Stock-based compensation of $3,871 (2014 - $101,967) was recorded for the six months ended March 31, 2015. During the six months ended March 31, 2015 and 2014, no stock options expired unexercised and 250,000 (2013 – nil) stock options were cancelled.

A summary of Arkanova’s stock option activity is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding, September 30, 2014	4,800,000	$0.05*

Granted	100,000	0.05*
Cancelled	(250,000)	(0.10)

Outstanding, March 31, 2015	4,650,000	$0.05*

Exercisable, March 31, 2015	4,650,000	$0.05*	3.83	$–

* On February 25, 2015, Arkanova amended the terms of the outstanding stock options to decrease the exercise prices from $0.10 to $0.05. The weighted average grant date fair value of the modified stock options was $0.02 and Arkanova recognized an additional stock-based compensation expense of $1,519 related to the modification.

The fair value of each option amendment was estimated on the date of the amendment using the Black-Scholes option pricing model with the following weighted average assumptions:

	Pre -	Post -
	Amendment	Amendment

Expected dividend yield	0.00%	0.00%
Expected volatility	220%	220%
Expected life (in years)	3.92	3.92
Risk-free interest rate	1.20%	1.20%

At March 31, 2015, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at March 31, 2015.

NOTE 9: COMMITMENTS

See Note 7.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease. Lease expense for the six months ended March 31, 2015 was $29,550 (2014 - $29,027). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2015	$18,792
2016	$32,083

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the six months ended March 31, 2015, the Company repaid a total of $18,750 (2014 - $18,750) to Ms. Eustice. At March 31, 2015, there is a total balance owing of $65,625 of which $37,500 is current and $28,125 is long term. The following principal payments are required:

2015	$18,750
2016	$37,500
2017	$9,375

NOTE 10: ASSET RETIREMENT OBLIGATIONS

Changes in Arkanova’s asset retirement obligations were as follows:

	Six months	Year
	Ended	Ended
	March 31,	September 30,
	2015	2014

Asset retirement obligations, beginning of period	$149,124	$135,888
Accretion expense	7,074	13,236

Asset retirement obligations, end of period	$156,198	$149,124

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Supplemental Disclosures:

Interest paid	$1,020	$1,421
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Shares issued to settle accrued interest	$–	$466,815
Accounts payable related to capital expenditures	$261,933	$–

NOTE 12: SUBSEQUENT EVENT

On April 20, 2015, the Company invested in a deposit for $68,000. The term of the investment is 36 months, maturing on April 20, 2018 and bears interest at a rate of 2.6% annually. The investment is to secure a letter to the US Environmental Protection Agency for $68,000 for four of the Company’s wells.

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

Results of Operations for the period ended March 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended March 31, 2015 and 2014, which are included herein:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenue
Oil and gas sales	$71,907	$172,050	$209,808	$385,318
Operator income	20,250	20,250	40,500	40,500
Total revenue	92,157	192,300	250,308	425,818

Expenses
General and administrative expenses	312,447	362,412	637,676	712,011
Oil and gas production costs	91,682	210,743	258,599	403,230
Accretion	3,539	3,225	7,074	6,446
Depletion	84,334	79,514	149,189	160,355
Impairment of oil and gas properties	429,606	152,317	545,076	244,728
Operating loss	(829,451)	(615,911)	(1,347,306)	(1,100,952)
Other expenses
Interest expense	(221,941)	(175,093)	(432,727)	(337,872)
Net loss	$(1,051,392)	$(791,004)	$(1,780,033)	$(1,438,824)

Revenues

During the three-month period ended March 31, 2015, our revenues decreased by $100,143 (approximately 52%) compared to the same period in 2014 due to the decrease in oil pricing.

During the six-month period ended March 31, 2015, our revenues decreased by $175,510 (approximately 41%) compared to the same period in 2014 due to the decrease in oil pricing.

Expenses

Expenses increased by $213,540 (approximately 35%) during the three-months ended March 31, 2015 compared to the same period in 2014 because our company recognized an impairment of oil and gas properties of $429,606 in 2015 compared to $152,317 in 2014. The increase in impairment charge was offset by the decrease in oil and gas production costs. Oil and gas production costs decreased by $119,061 (approximately 56%) compared to the same period in 2014 due to the closure of several marginal producing wells.

Expenses increased by $246,354 (approximately 22%) during the six-months ended March 31, 2015 compared to the same period in 2014 because our company recognized an impairment of oil and gas properties of $545,076 in 2015 compared to $244,728 in 2014. The increase in impairment charge was offset by the decrease in oil and gas production costs. Oil and gas production costs decreased by $144,631 (approximately 36%) compared to the same period in 2014 due to the closure of several marginal producing wells.

Liquidity and Capital Resources

Working Capital

	March 31	September 30,
	2015	2014
	(unaudited)	(audited)
Current assets	$4,504,071	1,398,594
Current liabilities	$3,455,433	2,111,316
Working capital (deficiency)	$1,048,638	(712,722)

We had cash and cash equivalents of $4,139,348 compared to cash and cash equivalents of $646,814 as at our financial year-end of September 30, 2014. This increase is largely due to the additional loan proceeds of $2,475,000 and project advance of $2,025,000 received during the six months ended March 31, 2015.

Significant changes in balance sheets items

Prepaid expenses and other

At March 31, 2015, our company has $250,556 of prepaid expenses and other assets compared to $609,512 at September 30, 2014. The balance consists of amount receivable from our company’s working interest partners and other prepaid expenses. During the six months ended March 31, 2015, our company received $126,582 from Aton and $432,278 from Knightwall. At March 31, 2015, $51,058 is receivable from Aton compared to $135,231 at September 30, 2014. At March 31, 2015, $178,703 is receivable from Knightwall compared to $462,550 at September 30, 2014.

Project advances

In the spring of 2014, the US Environmental Protection Agency issued an injection well permit to Provident Energy of Montana, LLC, Arkanova’s 100% owned subsidiary, for the purpose of water injection into the MAX 1 well # 2817. The permit allowed our company to commence the re-activation of waterflood operations on our company’s Montana lease acreage, The Two Medicine Cut Bank Sand Unit. Waterflood operations started in October 2014 and are continuing as of the date of this report.

During the year ended September 30, 2014, our company received advances of $1,395,000 from the other working interest partners in relation to the Waterflood project. During the six months ended March 31, 2015, our company received an additional $2,025,000 of project advances. At March 31, 2015, our company holds a balance of $2,603,964 of project advances shown as a current liability on the consolidated balance sheet. We intend on using these funds for costs incurred on the waterflood project and on drilling of the new Bekkan well.

Estimated Expenses for the Next 12-Month Period

We anticipate that we will require approximately $4,400,000 for operating expenses during the next 12 months as set out below.

Waterflood Project	$1,300,000
New Vertical Bakken Well	1,500,000
Employee and Consultant Compensation	700,000
Professional Fees	100,000
General and Administrative Expenses	800,000
$4,400,000

Our company’s principal cash requirements are for our waterflood project and new infield well drilling development. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests. Provident Energy’s 55% cost portion of the $1,300,000 and $1,500,000 amounts to $715,000 and $825,000 respectively. Funds for the partner’s 45% cost portion have already been received. Our company has completed the installation of the necessary injection pumps and electrical automation for the waterflood pilot plant. This will give the company a maximum estimated injection capacity of 5,000 bbls per day. Our company has also completed the installation and integration of its water supply well, providing an estimated 2,500 bbls of water for injection above the production water volumes currently being injected.

We estimate that we will require approximately $4,400,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities and debt arrangements. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Outstanding Promissory Note

On August 6, 2012, our wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition Corp.”), entered into a Loan Modification Agreement and an Amended and Restated Note Purchase Agreement with Aton Select Funds Limited (“Aton”) which were effective as of July 1, 2012, whereby Aton agreed to increase the amount outstanding under the an outstanding 2011 promissory note by $1,000,000.00 (the “2012 Additional Loan Amount”) and consolidate the remaining balance under the 2011 promissory note and the 2012 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $8,315,000.00 (the “2012 Note”).

The 2012 Note accrued interest at the rate of 6% per annum, was due and payable on June 30, 2013, was secured by a pledge of all of our subsidiary’s interest in its wholly owned subsidiary, Provident Energy Associates of Montana, LLC (“Provident”). Interest on the 2012 Note was payable 10 days after maturity in shares of our common stock. The number of shares of our common stock payable as interest on the 2012 Note was determined by dividing $498,900 by the average stock price for our common stock over the 15 business day period immediately preceding the date on which the 2012 Note matured. Our subsidiary’s obligations under the 2012 Note were guaranteed by our company pursuant to a guaranty agreement dated as of July 1, 2012.

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

On November 22, 2013, our company and Acquisition Corp. entered into another note amendment and interest conversion agreement with Aton effective November 15, 2013, whereby: (i) Aton agreed to increase the amount outstanding under the 2013 Note by $1,705,000.00 such that the outstanding principal balance under the 2013 Note equaled $11,811,025.00; (ii) Aton converted the outstanding accrued interest equal to $466,815.29 into 4,668,152 shares of our common stock at a deemed price of $0.10 per share; and (iii) Aton agreed to extend the maturity date under the 2013 Note from March 31, 2014 to December 31, 2015. The 2013 Note was deemed to be amended in all manners and respects in order to effect the additional loan amount, the conversion and the extension and, in all other respects, the 2013 Note remained unchanged and in full force and effect.

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $2,800,000 during the next 12-months.

Estimated Timeline of Waterflood Project and Other Activity on Property:

Date	Objective
10/01/2014	Began waterflood operations
10/01/2015	Drill vertical Bakken test well #1021 (Southern Star)
12/31/2015	Estimated completion of pilot waterflood construction. Permitting and weather will effect this timeline.

We intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12-month period will be approximately $700,000.

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

General and Administrative Expenses

We anticipate spending $800,000 on general and administrative costs in the next 12-month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses and other expenses.

Cash Flows

	Six months	Six months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Net loss	($1,780,033)	($1,438,824)
Net Cash Used in Operating Activities	(630,588)	(1,133,697)
Net Cash Provided by Investing Activities	1,676,584	1,207,640
Net Cash Provided by Financing Activities	2,446,538	1,674,206

Cash Used In Operating Activities

Net cash used in operating activities decreased by $503,109 (approximately 44%) during the six months ended March 31, 2015 as compared to the six months ended March 31, 2014. The reason for the decrease is due to the payments received from our company’s working interest partners.

Cash Provided by Investing Activities

Net cash provided by investing activities increased by $468,944 (approximately 39%) during the six months ended March 31, 2015, as compared to the six months ended March 31, 2014. The reason for the increase is due to the additional project advances our company received from its working interest partners during the six months ended March 31, 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2015 increased by $770,000 (approximately 46%) compared to the six months ended March 31, 2014. The reason for the increase is due to the additional loan proceeds received during the six months ended March 31, 2015.

Capital Expenditures

As of March 31, 2015, our company did not have any material commitments for capital expenditures.

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

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of March 31, 2015, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the three months ended March 31, 2015, an impairment of $429,606 (March 31, 2014 - $152,317) was recorded.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Relating to our Business and the Oil and Gas Industry

We have a history of losses and this trend may continue and may negatively affect our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $32,851,031 as at March 31, 2015. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Any prospective drilling contractor or operator that we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. We also have acquired our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

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

Our ability to produce oil and gas from our properties may be adversely affected by a number of factors outside of our control, which may result in a material adverse effect on our business, financial condition or results of operations.

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

Title deficiencies could render our leases worthless, which could have adverse effects on our financial condition or results of operations.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forego the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. This is customary practice in the oil and gas industry. However, we do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we currently lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

Our disclosure controls and procedures and internal control over financial reporting were not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of March 31, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2015 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On February 25, 2015, we re-priced the exercise price of 4,650,000 stock options granted to directors, officers, employees and consultants from $0.10 to $0.05. Full details were disclosed in our current report on Form 8-K filed with the Securities and Exchange Commission on February 27, 2015.

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
Dated: May 13, 2015

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 13, 2015