Form 10-K/A
period 2014-09-30
ARKANOVA ENERGY CORP.
filed 2015-07-02
CIK 1191359

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

Not Applicable

ii

EXPLANATORY NOTE

This Amendment to Annual Report on Form 10-K/A amends and restates certain parts of the Annual Report on Form 10-K for the year ended September 30, 2014 that was filed by Arkanova Energy Corporation with the Securities and Exchange Commission on December 23, 2014. This Amendment corrects the errors described below.

  We expanded our disclosure under Item 2 on page 14 to include barrel and sand details of the three other wells referenced, and the extent to which hydraulic fracturing is employed in our operations.

  We updated our management discussion and analysis to: (i) more clearly quantify the amount of year-over-year variance in operating results that is attributable to each factor cited as a cause of such variance; and (ii) address also significant changes in balance sheet items and the reasons for such variance.

  Corrected references to “Mbbl”with “BBL”to accurately reflect barrel denominations.

  Clarified that Mr. Hofer is a non-employee director where applicable.

  Expanded Item 13 - Certain Relationships and Related Transactions, and Director Independence to include the note payable disclosure referenced in other sections of the Annual Report.

Except for the correction of the recently discovered errors described above, this Amendment to Annual Report on Form 10-K/A does not update any disclosure from, or reflect any event occurring subsequent to December 23, 2014 which is the filing date of the original Annual Report on Form 10-K.

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

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2014	2013

	Oil	Oil
	(BBL)*	(BBL)*

Balance beginning of the year	38,170	87,678
Revisions of previous estimates	4,685	(39,726)
Production	(9,765)	(9,782)
Transfer of oil and gas interest	–	-

Balance end of the year	33,090	38,170

*Barrels

Standardized Measure of Discounted Future Net Cash Flow

September 30, 2014

Future cash inflows	$2,570,759
Future production and development costs	(1,437,698)
Future income tax expenses	(396,571)
Future net cash flows	736,490

10% annual discount for estimated timing of cash flows	(153,925)

Standardized measure of discounted future net cash flows	$582,565

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

The Tribal-Max 1-2817 as of the date of this report was still flowing back at a high rate and pressure. Completion of the Tribal-Max 1-2817 included a six stage frac consisting of approximately 12,410 barrels of stimulation fluid and 474,981 pounds of sand. Three other wells within the field were also stimulated, achieving near to or exceeded design parameters, which consisted of approximately 3,379 barrels of stimulation fluid and 92,650 pounds of sand. We have not done any fracturing of wells since August 2011 and do not have any planned for the future.

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

Results of Operations for the Years Ended September 30, 2014 and 2013

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2014 and 2013 which are included herein:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2014	2013

Total revenue	$844,303	$849,916
Total expenses	$3,155,455	$2,995,049
Net (loss) income	$(3,005,041)	$(2,731,936)

Revenues

Total revenue in oil and gas sales decreased by $5,613 to $844,303 for the year ended September 30, 2014 compared to $849,916 for the year ended September 30, 2013. The reason for the decrease in sales is because of the normal decline rate of the producing wells and a lower average price per barrel in the current year.

Expenses

Expenses increased by $160,406 during the year ended September 30, 2014 to $3,155,455 compared to $2,995,049 during the year ended September 30, 2013. The increase is largely due to increases in depletion and impairment of oil and gas properties. During 2013 there were also gains earned on the transfer of oil and gas properties and disposal of equipment that offset the amount of expenses.

	Year	Year
	Ended	Ended	Increase /
	September 30,	September 30,	Decrease
	2014	2013	%
General and administrative expenses	1,309,953	1,249,240	4.9%
Oil and gas production costs	782,008	780,958	0.1%
Accretion	13,236	12,061	9.7%
Depletion	419,471	431,748	(2.8%	)
Impairment of oil and gas properties	630,787	519,125	21.5%
Loss on disposal of equipment	--	1,917	(100%	)
	3,155,455	2,995,049	5.4%

General and Administrative Expenses

General and administrative expenses increased by $60,713 for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to increases in stock-based compensation of $79,135, legal fees of $35,657, and depreciation of $21,499 offset by a decrease in salaries of $49,176, travel expense of $18,299 and other general and administrative costs of $8,103.

Oil and Gas Production Costs

Oil and gas production costs increased by $1,050 for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to an overall increase in operating costs as well as higher leasing fees and production taxes.

Accretion

Accretion expenses increased by $1,175 for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to the net present value calculation performed based on the remaining estimated life of the wells.

Depletion

Depletion expenses decreased by $12,277 for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to a decrease in the amount of estimated reserves.

Impairment of oil and gas properties

The impairment of oil & gas properties increased by $111,662 for the year ended September 30, 2014 compared to the year ended September 30, 2013. This was due to the capitalized costs of the properties exceeding the future cash flows expected to be recovered from the properties.

Loss (gain) on disposal of equipment

Loss or (gain) on disposal of equipment decreased by $1,917 for the year ended September 30, 2014 compared to the year ended September 30, 2013. In the 2012 year equipment was sold for a profit while in the current year the proceeds received were less than the cost of the asset.

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

We anticipate that we will require approximately $6,300,000 for operating expenses during the next 12 months as set out below:

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

Significant changes in balance sheets items

Prepaid expenses and other

At September 30, 2014, our company has $609,512 of prepaid expenses and other assets compared to $299,147 at September 30, 2013. The balance consists of amount receivable from our company’s working interest partners and other prepaid expenses. At September 30, 2014, $135,231 is receivable from Aton compared to $67,431 at September 30, 2013. At September 30, 2014, $462,550 is receivable from Knightwall compared to $225,249 at September 30, 2013. The increase in prepaid expenses and other assets during the year ended September 30, 2014 is a result of the partners’ portion of cost in excess of their portion of revenue.

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

During the year ended September 30, 2014, our company received advances of $1,395,000 from the other working interest partners in relation to the Waterflood project. There were no advances received during the year ended September 30, 2013. At September 30, 2014, our company holds a balance of $812,114 of project advances shown as a current liability on the consolidated balance sheet. These funds will be used for costs incurred on the waterflood project.

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

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2014	2013

	Oil	Oil
	(BBL)	(BBL)

Balance beginning of the year	38,170	87,678
Revisions of previous estimates	4,685	(39,726)
Production	(9,765)	(9,782)
Transfer of oil and gas interest	–	–

Balance end of the year	33,090	38,170

Standardized Measure of Discounted Future Net Cash Flow

	September 30,	September 30,
	2014	2013
Future cash inflows	$2,570,759	$3,006,650
Future production and development costs	(1,437,698)	(1,600,136)
Future income tax expenses	(396,571)	(492,280)
Future net cash flows	736,490	914,234
10% annual discount for estimated timing of cash flows	(153,925)	(220,893)
Standardized measure of discounted future net cash flows	$582,565	$693,341

Sources of Changes in Discounted Future Net Cash Flows

	September 30,	September 30,
	2014	2013
Standardized measure of discounted future net cash flows at the beginning of the year	$693,341	$1,517,550
Accretion of discount	106,668	233,469
Development costs incurred	708,818	85,830
Changes in estimated development costs	(699,208)	(21,269)
Revision of previous quantity estimates	131,757	(1,319,808)
Net change in prices and production costs	(604,275)	(645,981)
Net change in income taxes	59,649	443,805
Sales of oil and gas produced, net of production costs	18,705	12,042
Transfer of oil and gas interest	–	–
Timing differences and other	167,110	387,703
Standardized measure of discounted future net cash flows at the end of the year	$582,565	$693,341

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

Erich Hofer – Director

Mr. Hofer is an independent director of our company. Mr. Hofer has been a great resource to our company with respect to business development and was specifically instrumental in securing our company’s largest project acquisition to date. Mr. Hofer brings over fifteen years of international financial and management expertise to our company. He served from January 2005 to September 2007 as Group CFO for Argo-Hytos Ltd., a mobile hydraulic application manufacturer, headquartered in Baar, Switzerland. Prior to this, Mr. Hofer served from September 2001 to March 2004 as chief of staff and deputy of the group CEO at Schneeberger Ltd, a linear technology manufacturer, located in Roggwil, Switzerland. Prior to this time, Mr. Hofer served in various executive management leadership roles in several industrial and financial service companies in Switzerland. Mr. Hofer holds an MBA from the University of Chicago (2004) and a B.S. in Economics and Management from the University for Applied Science for Business and Administration in Zurich (1993). Mr. Hofer is also a Certified Management Accountant in Switzerland.

We believe Mr. Hofer is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working with our company in a director capacity since March 2007, in addition to his education and business experiences as described above.

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

On November 22, 2013, our company and our wholly owned subsidiary, Arkanova Acquisition Corporation, entered into a note amendment and interest conversion agreement with Aton Select Funds Limited (“Aton”), a related person of our company as a result of holding more than 5% our common stock, to be effective November 15, 2013, whereby: (i) Aton agreed to increase the amount outstanding under a 2013 promissory note by $1,705,000.00 such that the outstanding principal balance under the promissory note equaled US$11,811,025.00; (ii) Aton converted the outstanding accrued interest equal to US$466,815.29 into 4,668,152 shares of our common stock at a deemed price of US$0.10 per share; and (iii) Aton agreed to extend the maturity date under the promissory note from March 31, 2014 to December 31, 2015.

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

On November 1, 2014, Arkanova Acquisition Corporation entered into a further note amendment agreement with Aton to be effective November 1, 2014, whereby the parties agreed:

(a)

the maturity date under the amended and restated secured promissory note issued by Arkanova Corp. to Aton as of February 6, 2013, as amended November 15th, 2013 was extended from December 31, 2015 to December 31, 2016 (the “2014 Extension”),

(b)	the current outstanding accrued interest under the note equal to US$677,836.40 was added to the principal amount of the note (the “Added Interest”),

(c)	Aton agreed to loan to Arkanova Acquisition Corporation an additional US$2,475,000.00 (the “Additional Loan Amount”) such that the outstanding balance under the note (including the Added Interest) equalled US$14,963,861.40, and

(d)	the sections of the note with respect to payment of interest in shares of our common be deleted such that interest payments in shares of our common stock is no longer allowed (the “Interest Payment Amendment”).

The note was deemed to be amended in all manners and respects related to the 2014 Extension, Added Interest, Additional Loan Amount and the Interest Payment Amendment and, in all other respects, the note remained unchanged and in full force and effect.

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
Dated: July 2, 2015

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: July 2, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: July 2, 2015

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: July 2, 2015

“Erich Hofer”
By: Erich Hofer
Director
Dated: July 2, 2015