Form 10-Q
period 2015-06-30
ARKANOVA ENERGY CORP.
filed 2015-08-14
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes [   ]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,182,267 common shares issued and outstanding as at August 13, 2015.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the three and nine months ended June 30, 2015 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2015	2014

ASSETS

Cash and cash equivalents	$3,093,305	$646,814
Short term investment	129,217	25,094
Oil and gas receivables	89,941	117,174
Prepaid expenses and other	309,657	609,512

Total current assets	3,622,120	1,398,594

Property and equipment, net of accumulated depreciation and impairment of $412,135 and $335,504	278,349	304,392
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $19,537,397 and $18,382,583	64,400	725,240
Other Assets	97,000	97,000

Total assets	$4,061,869	$2,525,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$143,253	$586,406
Accrued liabilities	595,275	617,649
Due to related party	20,779	38,029
Notes payable	20,207	19,618
Project advances	2,439,793	812,114
Other liabilities	37,500	37,500

Total current liabilities	3,256,807	2,111,316

Loans payable	21,020	36,249
Notes payable	14,963,861	11,811,025
Asset retirement obligations	159,859	149,124
Other liabilities	18,750	46,875

Total liabilities	18,420,297	14,154,589

Contingencies and commitments

Stockholders’ Deficit

Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2014 – 54,182,267) shares issued and outstanding	54,182	54,182
Additional paid-in capital	19,398,714	19,387,453
Accumulated deficit	(33,811,324)	(31,070,998)

Total stockholders’ deficit	(14,358,428)	(11,629,363)

Total liabilities and stockholders’ deficit	$4,061,869	$2,525,226

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue

Oil and gas sales	$94,042	$211,597	$303,850	$596,915
Operator income	20,250	20,250	60,750	60,750

Total revenue	114,292	231,847	364,600	657,665

Expenses

General and administrative expenses	300,959	330,792	938,635	1,042,803
Oil and gas production costs	85,155	151,469	343,754	554,699
Accretion	3,661	3,337	10,735	9,783
Depletion	106,764	183,001	255,953	343,356
Impairment of oil and gas properties	353,785	386,059	898,861	630,787

Operating loss	(736,032)	(822,811)	(2,083,338)	(1,923,763)

Other expenses

Interest expense	(224,261)	(176,995)	(656,988)	(514,867)

Net loss	$(960,293)	$(999,806)	$(2,740,326)	$(2,438,630)

Loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Basic weighted average common shares outstanding	54,182,000	54,182,000	54,182,000	52,438,000

Diluted weighted average common shares outstanding	54,182,000	54,182,000	54,182,000	52,438,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Operating Activities

Net loss	$(2,740,326)	$(2,438,630)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	10,735	9,783
Depreciation	76,631	80,638
Depletion	255,953	343,356
Impairment of oil and gas properties	898,861	630,787
Stock-based compensation	11,261	101,967

Changes in operating assets and liabilities:

Prepaid expenses and other receivables	299,855	(206,296)
Oil and gas receivables	27,233	(5,205)
Accounts payable and accrued liabilities	(463,454)	(153,137)
Accrued interest	655,462	513,722
Due to related parties	(17,250)	(221,000)

Net Cash Used in Operating Activities	(985,039)	(1,344,015)

Investing Activities

Purchase of equipment	(50,588)	(75,729)
Oil and gas property expenditures	(473,673)	(614,280)
Project advances	1,627,679	1,395,000
Purchase of short term investment	(104,123)	(10,000)

Net Cash Provided by Investing Activities	999,295	694,991

Financing Activities

Principal payments on debt	(42,765)	(44,907)
Proceeds from issuance of promissory notes	2,475,000	1,705,000

Net Cash Provided by Financing Activities	2,432,235	1,660,093

Net Change in Cash	2,446,491	1,011,069

Cash and cash equivalents – beginning of period	646,814	540,636

Cash and cash equivalents – end of period	$3,093,305	$1,551,705

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended September 30, 2014. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2014 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $33,811,324 since inception at June 30, 2015. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern.

NOTE 3: SHORT TERM INVESTMENT

On November 22, 2014, the Company invested in a deposit for $25,125. The term of the investment is 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. Interest received on the investment during the nine months ended June 30, 2015 was $36. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On December 2, 2014, the Company invested in two deposits for $18,000 each. The term of the investments is 12 months, maturing on December 2, 2015 and bears interest at a rate of 0.3% annually. Interest received on the investments during the nine months ended June 30, 2015 was $56. The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

On April 20, 2015, the Company invested in a deposit for $68,000. The term of the investment is 36 months, maturing on April 20, 2018 and bears interest at a rate of 0.6% annually. Interest received on the investments during the nine months ended June 30, 2015 was $0. The investment is to secure a letter to the US Environmental Protection Agency for $68,000 for four of the Company’s wells.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Montana

During the nine months ended June 30, 2015, the Company incurred costs of $493,973 that were capitalized to their oil and gas properties. At June 30, 2015, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $898,861 (June 30, 2014 - $630,787) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at June 30, 2015 and September 30, 2014 was $64,400 and $725,240, respectively. During the nine months ended June 30, 2015, the Company recorded depletion of $255,953 (2014 - $343,356).

During the year ended September 30, 2014, the Company received $1,395,000 of project advances and $582,886 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. During the nine months ended June 30, 2015, the Company received an additional $2,025,000 of project advances and $397,321 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. As of June 30, 2015, $980,207 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. At June 30, 2015, the Company holds $2,439,793 of project advances shown as a current liability on the consolidated balance sheet. These funds were received from the other working interest partners and will be used for costs to be incurred on the waterflood project and on drilling of Bekkan Well.

NOTE 5: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net income per common share is presented in the tables below:

	For the Three Months Ended June 30,
		2015			2014
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(960,293)	54,182,000	$(0.02)	$(999,806)	54,182,000	$(0.02)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(960,293)	54,182,000	$(0.02)	$(999,806)	54,182,000	$(0.02)

	For the Nine Months Ended June 30,
		2015			2014
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(2,740,326)	54,182,000	$(0.05)	$(2,438,630)	52,438,000	$(0.05)
Effective of Dilutive Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(2,740,326)	54,182,000	$(0.05)	$(2,438,630)	52,438,000	$(0.05)

NOTE 6: RELATED PARTY TRANSACTIONS

(a)	At June 30, 2015, the Company owed backpay of $3,750 (September 30, 2014 - $5,000) to the President of the Company and $17,029 (September 30, 2014 - $33,029) to the CFO of the Company.

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

(b)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the nine months ended June 30, 2015, the Company repaid a principal amount of $14,641 (2014 – $14,075). The balance of the loan is $41,227 at June 30, 2015 (September 30, 2014 - $55,867).

NOTE 8: COMMON STOCK

Common Stock

The Company did not issue any common shares during the nine months ended June 30, 2015.

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

On November 1, 2014, Arkanova granted 100,000 stock options valued at $3,871 with immediate vesting to an employee to acquire 100,000 stock options at an exercise price of $0.10 per share expiring in 5 years. The grant date fair value of the options using the Black-Scholes option pricing model was $0.04 per share.

On May 1, 2015, Arkanova granted 225,000 stock options valued at $4,133 with immediate vesting to an employee to acquire 225,000 stock options at an exercise price of $0.05 per share expiring in 5 years. The grant date fair value of the options using the Black-Scholes option pricing model was $0.02 per share.

On June 1, 2015, Arkanova granted 100,000 stock options valued at $1,738 with immediate vesting to an employee to acquire 100,000 stock options at an exercise price of $0.05 per share expiring in 5 years. The grant date fair value of the options using the Black-Scholes option pricing model was $0.02 per share.

The following assumptions were used to value the options:

	November 1, 2014	May 1, 2015	June 1, 2015
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	206%	206%	205%
Expected life (in years)	5.00	5.00	5.00
Risk-free interest rate	1.62%	1.50%	1.55%

During the nine months ended June 30, 2015 and 2014, no stock options were exercised. Stock-based compensation of $9,742 (2014 - $101,967) was recorded for the nine months ended June 30, 2015. During the nine months ended June 30, 2015 and 2014, no stock options expired unexercised and 250,000 (2014 – nil) stock options were cancelled.

A summary of Arkanova’s stock option activity is as follows:

			Weighted
			Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding, September 30, 2014	4,800,000	$0.05*

Granted	425,000	0.05*
Cancelled	(250,000)	(0.10)

Outstanding, June 30, 2015	4,975,000	$0.05*

Exercisable, June 30, 2015	4,975,000	$0.05*	3.66	$–

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

At June 30, 2015, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at June 30, 2015.

NOTE 9: COMMITMENTS

See Note 7.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease. Lease expense for the nine months ended June 30, 2015 was $44,741 (2014 - $43,438). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2015	$9,510
2016	$32,083

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the nine months ended June 30, 2015, the Company repaid a total of $28,125 (2014 - $28,125) to Ms. Eustice. At June 30, 2015, there is a total balance owing of $56,250 of which $37,500 is current and $18,750 is long term. The following principal payments are required:

2015	$9,375
2016	$37,500
2017	$9,375

NOTE 10: ASSET RETIREMENT OBLIGATIONS

Changes in Arkanova’s asset retirement obligations were as follows:

	Nine months	Year
	Ended	Ended
	June 30,	September 30,
	2015	2014

Asset retirement obligations, beginning of period	$149,124	$135,888
Accretion expense	10,735	13,236

Asset retirement obligations, end of period	$159,859	$149,124

NOTE 11: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Supplemental Disclosures:

Interest paid	$1,458	$2,050
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Shares issued to settle accrued interest	$–	$466,815
Accounts payable related to capital expenditures	$20,301	$–

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

Results of Operations for the period ended June 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended June 30, 2015 and 2014, which are included herein:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenue
Oil and gas sales	$94,042	$211,597	$303,850	$596,915
Operator income	20,250	20,250	60,750	60,750
Total revenue	$114,292	$231,847	$364,600	$657,665

Expenses
General and administrative expenses	$300,959	$330,792	$938,635	$1,042,803
Oil and gas production costs	85,155	151,469	343,754	554,699
Accretion	3,661	3,337	10,735	9,783
Depletion	106,764	183,001	255,953	343,356
Impairment of oil and gas properties	353,785	386,059	898,861	630,787
	$850,324	$1,054,658	$2,447,938	$2,581,428

Operating (Loss)	$(736,032)	$(822,811)	$(2,083,338)	$(1,923,763)

Other expenses
Interest expense	$(224,261)	$(176,995)	$(656,988)	$(514,867)

Net (Loss)	$(960,293)	$(999,806)	$(2,740,326)	$(2,438,630)

Revenues

During the three-month period ended June 30, 2015, our revenues decreased by $117,555 (approximately 56%) compared to the same period in 2014 due to the decrease in oil pricing.

During the nine-month period ended June 30, 2015, our revenues decreased by $293,065 (approximately 49%) compared to the same period in 2014 due to the decrease in oil pricing.

Expenses

Operating expenses decreased by $204,334 (approximately 19%) during the three-months ended June 30, 2015 compared to the same period in 2014 because of a reduction in oil and gas production costs due to the closure of several marginal producing wells. Interest expenses increased by $47,266 (approximately 24%) during the three-months ended June 30, 2015 compared to the same period in 2014 because of the increased loan principal.

Operating expenses decreased by $133,490 (approximately 5%) during the nine-months ended June 30, 2015 compared to the same period in 2014 because of a reduction in oil and gas production costs due to the closure of several marginal producing wells. Interest expenses increased by $142,121 (approximately 27%) during the nine-months ended June 30, 2015 compared to the same period in 2014 because of additional loan proceeds received during the nine-months ended June 30, 2015.

Liquidity and Capital Resources

Working Capital

	June 30	September 30,
	2015	2014
	(unaudited)	(audited)
Current assets	$3,622,120	$1,398,594
Current liabilities	$3,256,807	$2,111,316
Working capital (deficiency)	$365,313	$(712,722)

We had cash and cash equivalents of $3,093,305 compared to cash and cash equivalents of $646,814 as at our financial year-end of September 30, 2014. This increase is largely due to additional loan proceeds of $2,475,000 and project advance of $ 2,025,000 received during the nine months ended June 30, 2015.

Significant changes in balance sheets items

Prepaid expenses and other

At June 30, 2015, our company has $309,657 of prepaid expenses and other assets compared to $609,512 at September 30, 2014. The balance consists of an amount receivable from our company’s working interest partners and other prepaid expenses. During the nine months ended June 30, 2015, our company received $126,582 from Aton and $432,278 from Knightwall. At June 30, 2015, $63,479 is receivable from Aton compared to $135,231 at September 30, 2014. At June 30, 2015, $222,176 is receivable from Knightwall compared to $462,550 at September 30, 2014.

Project advances

In the spring of 2014, the US Environmental Protection Agency issued an injection well permit to Provident Energy of Montana, LLC, Arkanova’s 100% owned subsidiary, for the purpose of water injection into the MAX 1 well #2817. The permit allowed our company to commence the re-activation of waterflood operations on our company’s Montana lease acreage, The Two Medicine Cut Bank Sand Unit. Waterflood operations started in October 2014 and are continuing as of the date of this report.

During the year ended September 30, 2014, the Company received $1,395,000 of project advances and $582,886 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. During the nine months ended June 30, 2015, the Company received an additional $2,025,000 of project advances and $397,321 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. As of June 30, 2015, $980,207 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. At June 30, 2015, the Company holds $2,439,793 of project advances shown as a current liability on the consolidated balance sheet. We intend on using these funds for costs incurred on the waterflood project and on drilling of the new Bekkan well.

Estimated Expenses for the Next 12-Month Period

We anticipate that we will require approximately $4,000,000 for operating expenses during the next 12 months as set out below.

Waterflood Project	$1,800,000
General exploration and development costs	600,000
Employee and Consultant Compensation	700,000
Professional Fees	100,000
General and Administrative Expenses	800,000
$4,000,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests. However, the price of crude oil has declined over the last twelve months, a trend that accelerated sharply in the fourth fiscal quarter ended December 31, 2014. As a result, we don’t anticipate incurring significant exploration and development costs on the vertical Bakken test well until the third fiscal quarter of 2016.

We estimate that we will require approximately $4,000,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities and debt arrangements. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $600,000 during the next 12 months. As a result of the decline in the price of crude oil over the last twelve months, a trend that accelerated sharply in the fourth fiscal quarter ended December 31, 2014, we don’t anticipate incurring significant exploration and development costs on the vertical Bakken test well until the third fiscal quarter of 2016.

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

Estimated Timeline of Waterflood Project and Other Activity on Property:

Date	Objective
10/01/2014	Began waterflood operations
Completed
12/31/2015	Estimated completion of pilot waterflood construction. Permitting and weather will effect this timeline.
10/01/2016	Drill vertical Bakken test well #1021 (Southern Star)

Employee and Consultant Compensation

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

Cash Flows

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Net loss	$(2,740,326)	$(2,438,630)
Net Cash Used in Operating Activities	$(985,039)	$(1,344,015)
Net Cash Provided by Investing Activities	$999,295	$694,991
Net Cash Provided by Financing Activities	$2,432,235	$1,660,093

Cash Used In Operating Activities

Net cash used in operating activities decreased by $358,976 (approximately 27%) during the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. The reason for the decrease is due to the payments received from our company’s working interest partners.

Cash Provided by Investing Activities

Net cash provided by investing activities increased by $304,304 (approximately 44%) during the nine months ended June 30, 2015, as compared to the nine months ended June 30, 2014. The reason for the increase is due to the additional project advances our company received from its working interest partners during the nine months ended June 30, 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2015 increased by $772,142 (approximately 44%) compared to the nine months ended June 30, 2014. The reason for the increase is due to the additional loan proceeds received during the nine months ended June 30, 2015.

Capital Expenditures

As of June 30, 2015, our company did not have any material commitments for capital expenditures.

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

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of June 30, 2015, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the nine months ended June 30, 2015, an impairment of $898,861 (June 30, 2014 - $630,787) was recorded.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our company’s disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2014 and our amended annual report on Form 10-K/A filed with the Securities and Exchange Commission on July 2, 2015.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

Risks Relating to our Business and the Oil and Gas Industry

An extended decline in oil prices may affect the commercial viability of our projects and may adversely affect our business, financial condition or results of operations.

The price of crude oil has declined over the last twelve months, a trend that accelerated sharply in the fourth fiscal quarter ended December 31, 2014, primarily due to a less optimistic forecast of worldwide economic growth and increased global oil and gas production. The commercial viability of our exploration and development projects is highly dependent on the price of oil. Prices also affect our ability to borrow money or raise additional capital. We will need to obtain additional financing to fund our operating activities. Our ability to do so may be adversely affected by an extended decline in oil prices. If we are unable to obtain such financing when needed, on commercially reasonable terms, we may be required to cease or curtail our operations, which could have a materially adverse impact on the market price of our stock. An extended decline in oil prices may adversely affect our business, financial condition or results of operations and our ability to meet our capital expenditure obligations and financial commitments.

We have a history of losses and this trend may continue and may negatively affect our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $33,811,324 as at June 30, 2015. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of June 30, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of June 30, 2015 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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
Dated: August 14, 2015

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 14, 2015