Form 10-K
period 2015-09-30
ARKANOVA ENERGY CORP.
filed 2016-01-12
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,182,267 shares of common stock as at January 4, 2016.

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

FORWARD LOOKING STATEMENTS

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

ITEM 1.  BUSINESS

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

We are a junior producing oil and gas company and are also engaged in the acquisition, exploration and development of prospective oil and gas properties. We hold mineral leases in leasehold interests located in Pondera and Glacier Counties, Montana. Please see the information under the heading “Item 2. Properties” on page 13 of this annual report for a detailed description of our property interests, including disclosure of our oil and gas operations with respect to our Montana property.

Management believes that future growth of our company will primarily occur through the exploration and development of our existing properties. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry.

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

Customers

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the Unit (as defined below under Item 2. Properties beginning on page 13) unless either party gives 30 days advance written notice to terminate the agreement. In the event our contact with CHS Inc. is terminated for any reason, our company has determined that there are numerous other purchasers available to enter into a similar arrangement without a material adverse effect on our company.

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

In the spring of 2014, the US Environmental Protection Agency issued an injection well permit to Provident Energy Of Montana, LLC, Arkanova’s 100% owned subsidiary, for the purpose of water injection into the MAX 1 well # 2817. The permit allowed our company to commence the re-activation of waterflood operations on our company’s Montana lease acreage, The Two Medicine Cut Bank Sand Unit. Waterflood operations have started in October 2014 and are continuing as of the date of this report with the addition of 6 water injection wells.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $34,397,158 as at September 30, 2015. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our properties in Montana and/or future properties might not produce, and we might not be able to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them, which could cause us to incur losses.

Although we have reviewed and evaluated our properties in Montana in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential liabilities. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a seller may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

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

If drilling activity increases in Montana or the southern United States generally, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

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

The geographic concentration of all of our properties in Montana subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

The geographic concentration of all of our leasehold interests in Pondera and Glacier Counties, Montana means that our properties could be affected by the same event should the region experience:

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

Our management evaluated our disclosure controls and procedures as of September 30, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2015 and concluded that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Executive Offices

Our executive and head office is located at 305 Camp Craft Road, Suite 525, Austin, TX 78746. We lease the office on a month-to-month basis at a cost of $5,437.53 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

We currently hold property interests in two counties in the United States, which include the two counties in the State of Montana as summarized below.

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

The purchase price was payable in installments, with the initial payment of $1,500,000 paid on April 8, 2010, a second payment of $2,000,000 was paid on July 8, 2010, a third payment of $2,000,000 ($367,077.53 of which Knightwall Invest applied to the payment in full of its loan to our company) being due on July 8, 2010 and paid on August 3, 2010, and the remaining final $1,500,000 being paid on November 23, 2010.

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

On October 21, 2011, our subsidiary entered into a Conversion and Loan Modification Agreement and a Note Purchase Agreement with Aton Select Funds Limited which were effective as of October 1, 2011, and pursuant to which Aton agreed to, among other things, convert $6,000,000.00 of the remaining principal balance of a Promissory Note that our subsidiary issued to Aton on October 1, 2009 into a 10% working interest in the Unit. Please see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Outstanding Promissory Notes” beginning on page 18 for additional information.

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $46.14 and $77.69/barrel for liquids for September 30, 2015 and 2014, respectively. Future operating expenses and development costs are computed primarily by our company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing our company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

A report of Gustavson Associates dated November 18, 2014 was attached as an exhibit to our annual report on Form 10-K filed on December 23, 2014. An updated report of Gustavson Associates dated December 11, 2015 is attached as an exhibit to this report.

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2015	2014

	Oil	Oil
	(BBL)*	(BBL)*

Balance beginning of the year	33,090	38,170
Revisions of previous estimates	186,546	4,685
Production	(8,539)	(9,765)

Balance end of the year	211,097	33,090

*Barrels

Standardized Measure of Discounted Future Net Cash Flow

September 30, 2015

Future cash inflows	$8,992,048
Future production and development costs	(2,776,956)
Future income tax recovery	(2,175,282)
Future net cash flows	4,039,810

10% annual discount for estimated timing of cash flows	(1,557,463)

Standardized measure of discounted future net cash flows	$2,482,347

Production

During the year ended September 30, 2015, the average net sales price per barrel of oil received by contract was $43.50/barrel. The average net production cost was $56.54 per barrel. The high cost of production was due to upgrading flow lines, facilities, batteries, and well bores as the property was not maintained for several years.

We are currently producing approximately 40 to 60 barrels per month and intend to eventually increase this production to over 200 barrels per month with the anticipated waterflood effect.

Productive Wells and Acreage

As of September 30, 2015, there were 75 net oil wells on the lease of which 36 are now oil producing. This has increased from 12 wells that were producing in October 2008 at the time we acquired the property interests.

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

Present Activities

As of the date of this report, we are continuing our efforts to bring more producing wells on line through recompletion and reactivation of existing wells to more than 40 in 2016. In the spring of 2014, the Environmental Protection Agency issued an injection well permit to Provident Energy Of Montana, LLC, Arkanova’s 100% owned subsidiary, for the purpose of water injection into the MAX 1 well # 2817. The permit will now allow our company to commence the re-activation of waterflood operations on our company’s Montana lease acreage, The Two Medicine Cut Bank Sand Unit (TMCBSU), for the purpose of attempting to increase oil production from our lease wells. We have proceeded with the installation of new equipment at the injection plant, replacing injection lines, and associated equipment for the waterflood project.

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

Internal Controls Over Reserves Estimates

Estimates of proved reserves at September 30, 2015, 2014 and 2013 were prepared by Gustavson Associates, LLC, our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers, geologists, economists, and appraisers and prepared the estimate of reserves in accordance with the US Securities and Exchange Commission’s definitions and guidelines. Gustavson Associates, LLC, holds neither direct nor indirect financial interest in the subject properties, in Provident Energy of Montana, LLC, or in any other affiliated companies. Our independent engineering firm reports jointly to the board of directors and to our President and Chief Executive Officer, Pierre Mulacek. For information regarding the experience and qualifications of the members of our board of directors and our President, please see Item 10 - “Directors, Executive Officers and Corporate Governance” beginning on page 44.

Undeveloped Acreage

We do not have any undeveloped acreage and are not planning to purchase any.

Drilling Activity

There has not been any drilling activity on the leases in the last three years and we do not plan to drill any wells in 2015 - 2016

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following quotations obtained from the OTCQB reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2015	$0.018	$0.006
June 30, 2015	$0.019	$0.018
March 31, 2015	$0.03	$0.011
December 31, 2014	$0.045	$0.009
September 30, 2014	$0.045	$0.025
June 30, 2014	$0.045	$0.18
March 31, 2014	$0.04	$0.04
December 31, 2013	$0.055	$0.025

On January 4, 2016, the closing price of our common stock as reported by OTCQB was $0.009.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, Tel: (702) 361-3033, Fax: (702) 433-1979, E-mail: info@pacificstocktransfer.com.

Holders

On January 4, 2016, there were approximately 107 registered shareholders of our common stock and 54,182,267 common shares issued and outstanding.

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

The following table provides a summary of the number of stock options granted under the 2008 Amended Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2008 Amended Stock Option Plan, all as at September 30, 2015:

Number of
securities
	Number of		remaining
	securities	Weighted-	available
	to be issued	Average	for future
	upon	exercise	issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options	options	plan
Equity compensation plans not	–	–	–
approved by security holders
Equity compensation plans approved	4,975,000	$ 0.05	25,000
by security holders

Recent sales of unregistered securities

Since the beginning of the fiscal year ended September 30, 2015, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Results of Operations for the Years Ended September 30, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2015 and 2014, which are included herein:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2015	2014

Total revenue	$452,686	$844,303
Total expenses	$2,896,418	$3,155,455
Net loss	$(3,326,160)	$(3,005,041)

Revenues

Total revenue in oil and gas sales decreased by $391,617 to $452,686 for the year ended September 30, 2015 compared to $844,303 for the year ended September 30, 2014. The reason for the decrease in sales is because of the normal decline rate of the producing wells and a lower average price per barrel in the current year.

Expenses

Expenses decreased by $259,037 during the year ended September 30, 2015 to $2,896,418 compared to $3,155,455 during the year ended September 30, 2014. The decrease is largely due to decrease in oil and gas production costs and depletion expense offset by impairment of oil and gas properties.

	Year	Year
	Ended	Ended	Increase /
	September 30,	September 30,	Decrease
	2015	2014	%
General and administrative expenses	1,240,877	1,309,953	5.3%
Oil and gas production costs	482,798	782,008	(38.3%	)
Accretion	14,524	13,236	9.7%
Depletion	259,358	419,471	(38.2%	)
Impairment of oil and gas properties	898,861	630,787	42.5%
	2,896,418	3,155,455	(8.2%	)

General and Administrative Expenses

General and administrative expenses decreased by $69,076 for the year ended September 30, 2015 compared to the year ended September 30, 2014 due to decrease of professional fees of $30,294, decrease of $90,706 in stock-based compensation and decrease of $21,869 in other general and administrative expenses offset by increase of payroll expense of $73,793.

Oil and Gas Production Costs

Oil and gas production costs decreased by $299,210 for the year ended September 30, 2015 compared to the year ended September 30, 2014 due to an overall decrease in operating costs as well as lower leasing fees and production taxes.

Accretion

Accretion expenses increased by $1,288 for the year ended September 30, 2015 compared to the year ended September 30, 2014 due to the net present value calculation performed based on the remaining estimated life of the wells.

Depletion

Depletion expenses decreased by $160,113 for the year ended September 30, 2015 compared to the year ended September 30, 2014 due to increase in the amount of estimated reserves.

Impairment of oil and gas properties

The impairment of oil & gas properties increased by $268,074 for the year ended September 30, 2015 compared to the year ended September 30, 2015. This was due to the capitalized costs of the properties exceeding the future cash flows expected to be recovered from the properties.

Liquidity and Capital Resources

Working Capital

	September 30, 2015	September 30, 2014	Increase / Decrease
Current assets	$2,910,942	$1,398,594	108%
Current liabilities	3,444,494	$2,111,316	63.1%
Working capital (deficiency)	$(533,552)	$(712,722)	25.1%

We had cash and cash equivalents of $2,365,612 and a working capital deficit of $533,552 as of September 30, 2015 compared to cash and cash equivalents of $646,814 and working capital deficit of $712,722 as of September 30, 2014.

We anticipate that we will require approximately $1,400,000 for operating expenses during the next 12 months as set out below:

Estimated Expenses for the Next 12-month Period

Waterflood Project	$300,000
Employee and Consultant Compensation	$800,000
Professional Fees	$100,000
General and Administrative Expenses	$200,000
Total	$1,400,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

We estimate that we will require approximately $1,400,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended September 30, 2015, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Significant changes in balance sheets items

Prepaid expenses and other

At September 30, 2015, our company has $443,827 of prepaid expenses and other assets compared to $609,512 at September 30, 2014. The balance consists of amount receivable from our company’s working interest partners and other prepaid expenses. At September 30, 2015, $96,324 is receivable from Aton compared to $135,231 at September 30, 2014. At September 30, 2015, $337,135 is receivable from Knightwall compared to $462,550 at September 30, 2014. The decrease in prepaid expenses and other assets during the year ended September 30, 2015 is a result of collection of receivables from the partners.

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

During the year ended September 30, 2015, our company received advances of $2,025,000 from the other working interest partners in relation to the Waterflood project. During the year ended September 30, 2014, our company received advances of $1,395,000 from the other working interest partners in relation to the Waterflood project. At September 30, 2015, our company holds a balance of $2,243,773 of project advances shown as a current liability on the consolidated balance sheet. These funds will be used for costs incurred on the waterflood project.

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be $300,000 during the next 12 months.

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

General and Administrative Expenses

We anticipate spending $200,000 on general and administrative costs in the next 12-month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses, etc.

Cash Used In Operating Activities

Net cash used in operating activities was $(1,321,751) during the year ended September 30, 2015 as compared to $(1,691,633) during the year ended September 30, 2014. The reason for the decrease is the collection of other receivables, payments of accounts payable and accrued liabilities offset by decrease in depletion and stock-based compensation.

Cash from Investing Activities

Net cash provided by investing activities was $622,666 during the year ended September 30, 2015 as compared to 151,878 during the year ended September 30, 2014. The reason for the increase is the additional project advances of $1,431,659 received from partners that offset the increase in oil and gas expenditures.

Cash from Financing Activities

Net cash provided by financing activities for the year ended September 30, 2015 was $2,417,883 compared to $1,645,933 of net cash used in financing activities in the year ended September 30, 2014. The reason for the increase is additional proceeds received from issuance of promissory notes.

Capital Expenditures

As of September 30, 2015, our company did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2015, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2014, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2015 an impairment of $898,861 (2014 - $630,787) was recorded.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arkanova Energy Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation and its subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Arkanova Energy Corporation and its subsidiaries as of September 30, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
January 12, 2016

Arkanova Energy Corporation
Consolidated Balance Sheets

	September 30,	September 30,
	2015	2014

ASSETS
Cash and cash equivalents	$2,365,612	$646,814
Restricted cash	61,263	25,094
Oil and gas receivables	40,240	117,174
Prepaid expenses and other	443,827	609,512
Total current assets	2,910,942	1,398,594
Property and equipment, net of accumulated depreciation and impairment of $453,796 and $335,504	261,056	304,392
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $19,540,800 and $18,382,583	315,859	725,240
Other assets	97,000	97,000
Restricted cash	68,102	-
Total assets	$3,652,959	$2,525,226

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$306,458	$586,406
Accrued liabilities	821,577	617,649
Due to related party	14,779	38,029
Current portion of loans payable	20,407	19,618
Project advances	2,243,773	812,114
Other liabilities	37,500	37,500
Total current liabilities	3,444,494	2,111,316
Loans payable	15,843	36,249
Notes payable - related party	14,963,861	11,811,025
Asset retirement obligations	163,648	149,124
Other liabilities	9,375	46,875
Total liabilities	18,597,221	14,154,589

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2014 – 54,182,267) shares issued and outstanding	54,182	54,182
Additional paid-in capital	19,398,714	19,387,453
Accumulated deficit	(34,397,158)	(31,070,998)
Total stockholders’ deficit	(14,944,262)	(11,629,363)
Total liabilities and stockholders’ deficit	$3,652,959	$2,525,226

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation

Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2015	2014

Revenue

Oil and gas sales	$371,686	$763,303
Operator income	81,000	81,000

Total revenue	452,686	844,303

Expenses

General and administrative expenses	1,240,877	1,309,953
Oil and gas production costs	482,798	782,008
Accretion	14,524	13,236
Depletion	259,358	419,471
Impairment of oil and gas properties	898,861	630,787

Operating loss	(2,443,732)	(2,311,152)

Other income (expenses)

Other income	1,200	–
Interest expense	(883,628)	(693,889)

Net loss	$(3,326,160)	$(3,005,041)

Loss per share – basic and diluted	$(0.06)	$(0.06)

Basic weighted average common shares outstanding	54,182,000	52,878,000
Diluted weighted average common shares outstanding	54,182,000	52,878,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2015	2014

Operating Activities
Net loss	$(3,326,160)	$(3,005,041)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	14,524	13,236
Depreciation	99,824	108,143
Depletion	259,358	419,471
Impairment of oil and gas properties	898,861	630,787
Stock-based compensation	11,261	101,967

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	165,685	(311,115)
Oil and gas receivables	76,934	18,418
Accounts payable and accrued liabilities	(380,552)	(132,843)
Accrued interest	881,764	692,344
Due to related parties	(23,250)	(227,000)

Net Cash Used in Operating Activities	(1,321,751)	(1,691,633)

Investing Activities

Purchase of equipment	(56,488)	(138,954)
Oil and gas property expenditures	(648,234)	(511,250)
Project advances	1,431,659	812,114
Purchase of short term investment	(104,271)	(10,032)

Net Cash Provided by Investing Activities	622,666	151,878

Financing Activities

Principal payments on debt	(57,117)	(59,067)
Proceeds from issuance of promissory notes	2,475,000	1,705,000

Net Cash Provided by Financing Activities	2,417,883	1,645,933

Net Change in Cash and Cash Equivalents	1,718,798	106,178

Cash and cash equivalents – beginning of period	646,814	540,636

Cash and cash equivalents – end of period	$2,365,612	$646,814

Supplemental Cash Flow and Other Disclosures (Note 15)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Stockholders’ Deficit
Period from September 30, 2013 through September 30, 2015

	Common Stock		Additional
		Par	Paid-in
	Shares	Value	Capital	Deficit	Totals
Balance – September 30, 2013	49,514,115	$49,514	$18,823,339	$(28,065,957)	$(9,193,104)
Stock-based compensation	–	–	101,967	–	101,967
Shares issued to settle interest payable on Note Purchase Agreement	4,668,152	4,668	462,147	–	466,815
Net loss for the year	–	–	–	(3,005,041)	(3,005,041)
Balance – September 30, 2014	54,182,267	$54,182	$19,387,453	$(31,070,998)	$(11,629,363)
Stock-based compensation	–	–	11,261	–	11,261

Net loss for the year	–	–	–	(3,326,160)	(3,326,160)

Balance – September 30, 2015	54,182,267	$54,182	$19,398,714	$(34,397,158)	$(14,944,262)

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

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $34,397,158 since inception at September 30, 2015. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances. As of September 30, 2015, Arkanova has not recorded an allowance as all receivables are deemed collectable at this time.

i)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2015, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment Arkanova performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2015 an impairment of $898,861 (2014 - $630,787) was recorded.

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

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2015, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities. Of the $2,365,612 of cash Arkanova held at September 30, 2015, $2,115,612 is not insured by the Federal Deposit Insurance Corporation.

m)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015 and 2014, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 4: RESTRICTED CASH

On November 22, 2014, the Company invested in a deposit for $25,125. The term of the investment is 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. Interest received on the investment during the year ended September 30, 2015 was $57. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On December 2, 2014, the Company invested in two deposits for $18,000 each. The term of the investments is 12 months, maturing on December 2, 2015 and bears interest at a rate of 0.3% annually. Interest received on the investments during the year ended September 30, 2015 was $81. The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

On April 20, 2015, the Company invested in a deposit for $68,000. The term of the investment is 36 months, maturing on April 20, 2018 and bears interest at a rate of 0.6% annually. Interest received on the investments during the year ended September 30, 2015 was $102. The investment is to secure a letter to the US Environmental Protection Agency for $68,000 for four of the Company’s wells.

NOTE 5: PREPAID EXPENSES

At September 30, 2015, the Company has $443,827 (2014 - $609,512) of prepaid expenses and other assets. This balance consists of the following items:

	2015	2014
Aton receivable – related party	$96,324	$135,231
Knightwall receivable	337,135	462,550
Prepaid expenses	10,368	11,731

	$443,827	$609,512

NOTE 6: PROPERTY AND EQUIPMENT

			September 30,	September 30,
			2015	2014
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Computer hardware	$10,440	$8,141	$2,299	$4,139
Exploration equipment	431,074	243,242	187,832	259,699
Leasehold improvements	17,100	14,089	3,011	6,431
Office furniture and equipment	43,694	42,394	1,300	3,004
Vehicle	212,544	145,930	66,614	31,119
	$714,852	$453,796	$261,056	$304,392

During the year ended September 30, 2015, the Company purchased $56,488 (2014 - $138,954) of property and equipment. During the year ended September 30, 2015, the Company record depreciation expense of $99,824 (2014 - $108,143).

NOTE 7: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Montana

During the year ended September 30, 2015, the Company incurred costs of $748,838 that were capitalized to their oil and gas properties. At September 30, 2015, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $898,861 (2014 - $630,787) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at September 30, 2015 and 2014 was $315,859 and $725,240, respectively. During the year ended September 30, 2015, the Company recorded depletion of $259,358 (2014 - $419,471).

During the year ended September 30, 2014, the Company received $1,395,000 of project advances, of which $310,000 was received from Aton Select Funds Limited (“Aton”), a related party to the Company. Of the $1,395,000, $582,886 was reallocated to oil and gas properties to offset against the costs for the other working interest partners. During the year ended September 30, 2015, the Company received an additional $2,025,000 of project advances, of which $450,000 was received from Aton, a related party to the Company. Of the $2,025,000, $593,341 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. As of September 30, 2015, $1,176,227 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. At September 30, 2015 and 2014, the Company holds $2,243,773 and $812,114, respectively, of project advances shown as a current liability on the consolidated balance sheet. These funds were received from the other working interest partners and will be used for costs to be incurred on the waterflood project and on drilling of Bekkan Well.

NOTE 8: EARNINGS (LOSS) PER SHARE

A reconciliation of the components of basic and diluted net loss per common share is presented in the tables below:

		For the Year Ended September 30,
		2015			2014
		Weighted			Weighted
		Average			Average
		Common			Common
	Income	Shares	Per	Income	Shares	Per
	(Loss)	Outstanding	Share	(Loss)	Outstanding	Share
Basic:
Income (loss) attributable to common stock	$(3,326,160)	54,182,000	$(0.06)	$(3,005,041)	52,878,000	$(0.06)
Effective of Dilutive
Securities:
Stock options and other	–	–	–	–	–	–

Diluted:
Income (loss) attributable to common stock, including assumed conversions	$(3,326,160)	54,182,000	$(0.06)	$(3,005,041)	52,878,000	$(0.06)

NOTE 9: RELATED PARTY TRANSACTIONS

(a)	At September 30, 2015, the Company owed backpay of $3,750 (2014 - $5,000) to the President of the Company and $11,029 (2014 - $33,029) to the CFO of the Company.

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

(d)

On March 1, 2014, the Company granted 300,000 options to the Company’s CEO, 300,000 options to the Company’s CFO, 300,000 options to a director and 700,000 options to employees. The fair value of the stock options granted was $62,100.

(e)	At September 30, 2015, the Company owed $14,963,861 to Aton Select Funds Limited, a related party to the Company, pursuant to the loan modification agreement dated November 1, 2014 as described in Note 10(a).

NOTE 10: NOTES PAYABLE

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

On November 1, 2014, the Company’s subsidiary entered into a Loan Modification Agreement with Aton, a related party to the Company, to borrow an additional $2,475,000 for a total loan amount of $14,963,861 which includes accrued interest of $677,836. In addition the maturity date was extended from December 31, 2015 to December 31, 2016 and the ability of the Company to pay interest in shares of the Company’s common stock was terminated.

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

(b)

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the year ended September 30, 2015, the Company repaid a principal amount of $19,617 (2014 – $18,860). The balance of the loan is $36,250 at September 30, 2015 (September 30, 2014 - $55,867).

The following principal payments for notes payable are required:

2016	$14,984,268
2017	$15,842

NOTE 11: COMMON STOCK

a)	The Company did not issue any common shares during the year ended September 30, 2015.
b)	On January 10, 2014, Arkanova issued 4,668,152 shares of common stock to Aton Select Funds Limited as an interest payment for outstanding interest of $466,815.

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

On March 1, 2014, the Company granted 1,600,000 stock options valued at $62,100 with immediate vesting to directors, officers, and employees to acquire 1,600,000 common shares at an exercise price of $0.10 per share expiring 5 years. The grant date fair value of the options using the Black-Scholes option pricing model was $0.04.

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

During the year ended September 30, 2015 and 2014, no stock options were exercised. Stock-based compensation of $9,742 (2014 - $101,967) was recorded for the year ended September 30, 2015. During the year ended September 30, 2015 and 2014, no stock options expired unexercised and 250,000 (2014 – nil) stock options were cancelled.

A summary of Arkanova’s stock option activity is as follows:

				Weighted
				Average	Aggregate
	Number of	Weighted Average		Remaining	Intrinsic
	Options	Exercise Price		Contractual Term	Value
Outstanding, September 30, 2013	3,200,000	$0.05*
Granted	1,600,000	$0.05*
Expired	–	–
Outstanding, September 30, 2014	4,800,000	$0.05*
Granted	425,000	0.05*
Cancelled	(250,000)	(0.10	)*
Outstanding, September 30, 2015	4,975,000	$0.05*
Exercisable, September 30, 2015	4,975,000	$0.05*		3.41	$–

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

At September 30, 2015, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at September 30, 2015.

Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Warrants	Exercise Price	Contractual Term	Intrinsic Value

Outstanding, September 30, 2013	100,000	$1.00

Expired	(100,000)	1.00

Outstanding, September 30, 2014 and 2015	–	$–	–	$–

NOTE 12: FAIR VALUE MEASUREMENTS

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

NOTE 13: COMMITMENTS

See Note 10.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases to the final base rate amount of $3,208.33 for the final ten months of the lease. Lease expense for the year ended September 30, 2015 was $59,739 (2014 - $58,548). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2016	$32,083

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the year ended September 30, 2015, the Company repaid a total of $37,500 (2014 - $37,500) to Ms. Eustice. At September 30, 2015, there is a total balance owing of $46,875 of which $37,500 is current and $9,375 is long term. The following principal payments are required:

2016	$37,500
2017	$9,375

NOTE 14: ASSET RETIREMENT OBLIGATIONS

Changes in Arkanova’s asset retirement obligations were as follows:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2015	2014

Asset retirement obligations, beginning of period	$149,124	$135,888
Accretion expense	14,524	13,236

Asset retirement obligations, end of period	$163,648	$149,124

NOTE 15: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2015	2014
Supplemental Disclosures:

Interest paid	$2,958	$2,631
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Shares issued to settle accrued interest	$–	$466,815
Accounts payable related to capital expenditures	$100,604	$–

NOTE 16: CONCENTRATIONS

Arkanova’s revenues and receivables were concentrated among one customer as of September 30, 2015 and 2014.

NOTE 17: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
2009	3,853,251	2029
2010	3,008,921	2030
2011	2,628,028	2031
2012	1,636,396	2032
2013	1,660,225	2033
2014	1,731,437	2034
2015	2,042,332	2035

	$18,270,533

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2015	2014
Deferred income tax assets
Net losses carried forward	$18,270,533	$16,228,201
	6,394,687	5,679,870
Valuation allowance	(6,394,687)	(5,679,870)
Net deferred income tax asset	$–	$–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements. The Company’s tax years subsequent to 2014 are currently remain open and subject to examination by federal tax authorities.

NOTE 18: SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs Related to Oil and Gas Producing Activities

	September 30,	September 30,
	2015	2014

Evaluated oil and gas properties	$19,856,659	$19,107,823
Less accumulated depletion and impairment	(19,540,800)	(18,382,583)
Net capitalized costs for evaluated oil and gas properties	$315,859	$725,240

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	September 30,	September 30,
	2015	2014

Evaluated Property Acquisition Costs	$–	$–
Evaluated Exploration Costs	748,837	708,818
	$748,837	$708,818

Results of Operations from Oil and Gas Producing Activities

	September 30,	September 30,
	2015	2014

Revenue	$452,686	$844,303
Production costs	(482,798)	(782,008)
Depletion, depreciation and amortization	(259,358)	(419,471)
Impairment of oil and gas properties	(898,861)	(630,787)

Loss from oil and gas operations	$(1,188,331)	$(987,963)

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $46.14/barrel and $77.69/barrel for liquids for September 30, 2015 and 2014. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2015	2014

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	33,090	38,170
Revisions of previous estimates	186,546	4,685
Production	(8,539)	(9,765)

Balance end of the year	211,097	33,090

Standardized Measure of Discounted Future Net Cash Flow

	September 30,	September 30,
	2015	2014
Future cash inflows	$8,992,048	$2,570,759
Future production and development costs	(2,776,956)	(1,437,698)
Future income tax recovery (expenses)	(2,175,282)	(396,571)
Future net cash flows	4,039,810	736,490
10% annual discount for estimated timing of cash flows	(1,557,463)	(153,925)
Standardized measure of discounted future net cash flows	$2,482,347	$582,565

Sources of Changes in Discounted Future Net Cash Flows

	September 30,	September 30,
	2015	2014
Standardized measure of discounted future net cash flows at the beginning of the year	$582,565	$693,341
Accretion of discount	89,625	106,668
Development costs incurred	748,837	708,818
Changes in estimated development costs	(712,261)	(699,208)
Revision of previous quantity estimates	3,400,316	131,757
Net change in prices and production costs	(714,887)	(604,275)
Net change in income taxes	(1,022,960)	59,649
Sales of oil and gas produced, net of production costs	111,112	18,705
Timing differences and other	–	167,110
Standardized measure of discounted future net cash flows at the end of the year	$2,482,347	$582,565

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting were not effective as of September 30, 2015. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses:

•	We do not have accounting staff with sufficient U.S. GAAP expertise;

•

There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended September 30, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff with U.S. GAAP expertise if we can obtain additional financing or our revenues increase.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pierre Mulacek	Chief Executive Officer, President and Director	53	April 23, 2007
Reginald Denny	Chief Financial Officer Director	68	October 18, 2007 April 20, 2010
Erich Hofer(1)	Director	53	March 19, 2007

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2015 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Pierre Mulacek Chief Executive Officer, President and Director	2015 2014	241,250 318,750	Nil Nil	Nil Nil	Nil 27,482	Nil Nil	Nil (140,000)	Nil Nil	241,250 206,232
Reginald Denny Chief Financial Officer and Director	2015 2014	197,000 262,000	Nil Nil	Nil Nil	Nil 24,390	Nil Nil	Nil (87,000)	Nil Nil	197,000 199,390

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

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

		Options Awards					Stock Awards

Equity
								Equity	Incentive
						Number		Incentive	Plan
			Equity			of		Plan	Awards:
			Incentive			Shares	Market	Awards:	Market or
			Plan			or	Value of	Number of	Payout
	Number	Number	Awards:			Units	Shares	Unearned	Value of
	of	of	Number of			of	or Units	Shares,	Unearned
	Securities	Securities	Securities			Stock	of Stock	Units or	Shares,
	Underlying	Underlying	Underlying			That	That	Other	Units or
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Have	Rights That	Other
	Options	Options	Unearned	Exercise	Expiration	Not	Not	Have Not	Rights That
	(#)	(#)	Options	Price	Date	Vested	Vested	Vested	Have Not
Name	Exercisable	Unexercisable	(#)	($)	m/d/y	(#)	($)	(#)	Vested ($)
Pierre	600,000(1)	Nil	Nil	$0.10(1)	12/31/2018(1)	N/A	N/A	N/A	N/A
Mulacek	650,000(1)			$0.10(1)	12/31/2018(1)
	300,000			$0.10	03/01/2019

Reginald	100,000	Nil	Nil	$0.10(2)	09/30/2018(2)	N/A	N/A	N/A	N/A
Denny	350,000			$0.10(2)	12/31/2018(2)
	550,000			$0.10(2)	12/31/2018(2)
	300,000			$0.10	03/01/2019

(1)	Mr. Mulacek was appointed our president, secretary and treasurer on April 23, 2007. Mr. Mulacek was granted 600,000 options at an exercise price of $0.20 on October 14, 2009. On October 8, 2010, we entered into a Stock Option Agreement with Mr. Mulacek and issued him an additional 650,000 options in consideration for services provided as chief executive officer, president and director. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately. On November 15, 2013 we re-priced the exercise price to $0.10 and extended the expiry date to December 31, 2018.

(2)	Mr. Denny was appointed our chief financial officer on October 18, 2007. Mr. Denny was granted 200,000 options at an exercise price of $1.70 on October 18, 2007 (of which 150,000 have been exercised and 50,000 have since expired), 350,000 options at an exercise price of $0.39 on June 19, 2008 which options vested immediately and have since expired; 100,000 options at an exercise price of $0.12 on November 14, 2008 and 350,000 options at an exercise price of $0.20 on October 14, 2009. On November 14, 2008, our company repriced the 200,000 options held by Mr. Denny from $1.70 per share to $0.10 per share. Pursuant to the terms of an amended stock option agreement dated November 14, 2008, we agreed to amend the vesting provisions such that all of the remaining options not already vested under the original agreement vested on November 14, 2008, the date of the amended agreement. On October 8, 2010, we entered into a Stock Option Agreement with Mr. Denny and issued him an additional 550,000 options in consideration for services provided as chief financial officer. Each option is exercisable into one common share at the exercise price of $0.25 until October 8, 2015. All of the options vest immediately. On November 15, 2013 we re-priced the exercise price of the options to $0.10 and extended the expiry date to September 30, 2018 and December 31, 2018.

Long-Term Incentive Plan

Other than our 2008 Amended Stock Option Plan, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

Director Compensation

The particulars of compensation paid to our directors who are not named executive officers for our year ended September 30, 2015, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compen sation ($)	Total ($)
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

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our directors are set out in the following table:

Equity
Incentive
								Equity	Plan
			Equity					Incentive	Awards:
			Incentive					Plan	Market or
			Plan					Awards:	Payout
			Awards:					Number of	Value of
	Number	Number	Number of				Market	Unearned	Unearned
	of	of	Securities				Value of	Shares,	Shares,
	Securities	Securities	Underlying			Number of	Shares or	Units or	Units or
	Underlying	Underlying	Unexercised			Shares or	Units of	Other	Other
	Unexercised	Unexercised	Unearned	Option	Option	Units of	Stock That	Rights	Rights
	Options	Options	Options	Exercise	Expiration	Stock That	Have Not	That Have	That Have
	(#)	(#)	(#)	Price	Date	Have Not	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable		($)	m/d/y	Vested (#)	($)	(#)	($)
Erich	300,000	Nil	Nil	$0.10(1)	12/31/2018(1)	N/A	N/A	N/A	N/A
Hofer	300,000			$0.10(1)	12/31/2018(1)
	300,000			$0.10	03/01/2019

(1)	Mr. Hofer was appointed to our board of directors on March 19, 2007. Mr. Hofer was granted 300,000 options at an exercise price of $0.20 on October 14, 2009, expiring October 14, 2014, and 300,000 options at an exercise price of $0.25 on October 8, 2010 expiring October 8, 2015. All of the options vest immediately. On November 15, 2013 we re- priced the exercise price to $0.10 and extended the expiry date to December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Security ownership of certain beneficial owners

	Name and address of	Amount and nature of	Percent of
Title of class	beneficial owner	beneficial ownership[1]	class
Common	Centrum Bank AG	5,234,117 Direct	9.7%
Stock	Kirchstrasse 3
	Postfach 1168
	Vaduz, FL-9490
	Liechteinstein
Common	Aton Select Fund Limited	5,234,117 Direct	9.7%
Stock	Aeulestrasse 5
	9490 Vaduz
	Vaduz, Liechtenstein
Common	Aton Select Funds Limited	7,872,900 Direct	14.5%
Stock	Aeulestrasse 5
	9490 Vaduz
	Vaduz, Switzerland
		18,341,134	33.90%

1 Based on 54,182,267 shares of common stock issued and outstanding as of January 4, 2016.

Security ownership of management.

	Name and address of	Amount and nature of	Percent of
Title of class	beneficial owner	beneficial ownership [1]	class
Common Stock	Pierre Mulacek	6,037,500 Direct [2]	11.1%
	PO Box 2601
	Conroe TX 77305
Common Stock	Erich Hofer	1,200,000 Direct[3]	2.2%
	Grossackerstrasse 64
	CH-8041
	Zurich, Switzerland
Common Stock	Reginald Denny	1,450,000 Direct[4]	2.7%
	16709 French Harbour Court
	Austin, Texas 78734
	Directors and Executive	8,687,500	16.00%
	Officers as a Group

1	Based on 54,182,267 shares of common stock issued and outstanding as of January 4, 2016.

2	Consists of 4,487,500 shares of common stock and stock options to acquire an aggregate of 1,550,000 shares of common stock exercisable within 60 days of the date of this report.

3	Consists of 300,000 shares of common stock and stock options to acquire an aggregate of 900,000 shares of common stock exercisable within 60 days of the date of this report.

4	Consists of 150,000 shares of common stock, and stock options to acquire an aggregate of 1,300,000 shares of common stock exercisable within 60 days of the date of this report.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended September 30, 2015 and 2014 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

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

(c)

Aton agreed to loan to Arkanova Acquisition Corporation an additional US$2,475,000.00 (the “Additional Loan Amount”) such that the outstanding balance under the note (including the Added Interest) equaled US$14,963,861.40, and

(d)

the sections of the note with respect to payment of interest in shares of our common be deleted such that interest payments in shares of our common stock is no longer allowed (the “Interest Payment Amendment”).

The note was deemed to be amended in all manners and respects related to the 2014 Extension, Added Interest, Additional Loan Amount and the Interest Payment Amendment and, in all other respects, the note remained unchanged and in full force and effect.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see Item 11 – “Executive Compensation” beginning on page 48.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2015 and 2014 for professional services rendered by MaloneBailey, LLP, of Houston, Texas for the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30, 2015	September 30,
		2014
Audit Fees and Audit Related Fees	$38,500	$37,000
Tax Fees	7,500	nil
All Other Fees	nil	nil
Total	$46,000	$37,000

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

(21)	Subsidiaries
21.1	Arkanova Development LLC (Nevada Limited Liability Company) - dissolved May 24, 2013
21.2	Arkanova Acquisition Corporation (Delaware)
21.3	Prism Corporation (Oklahoma)
21.4	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(23)	Consents of Experts and Counsel
23.1*	Consent of MaloneBailey, LLP
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 31, 2012)
99.3	Report of Gustavson Associates dated November 25, 2013 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 24, 2013)
99.4	Report of Gustavson Associates dated November 18, 2014 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 23, 2014)
99.5*	Report of Gustavson Associates dated December 11, 2015 on Montana Properties

99.6	2008 Amended and Restated Stock Option Plan (incorporated by reference from our Current Report on Form 8- K and filed on November 20, 2013)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: January 12 , 2016

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: January 12, 2016

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 12, 2016

“Erich Hofer”
By: Erich Hofer
Director
Dated: January 12, 2016