Form 10-Q
period 2015-12-31
ARKANOVA ENERGY CORP.
filed 2016-02-12
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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
Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,182,267 common shares issued and outstanding as at February 12, 2016.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the three months ended December 31, 2015 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	December 31,	September 30,
	2015	2015

ASSETS
Cash and cash equivalents	$1,406,018	$2,365,612
Restricted cash	61,309	61,263
Oil and gas receivables	36,311	40,240
Prepaid expenses and other	636,341	443,827
Total current assets	2,139,979	2,910,942
Property and equipment, net of accumulated depreciation and impairment of $477,008 and $453,796	237,844	261,056
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $19,545,480 and $19,540,800	422,361	315,859
Other assets	97,000	97,000
Restricted cash	68,205	68,102
Total assets	$2,965,389	$3,652,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$153,696	$306,458
Accrued liabilities	1,052,880	821,577
Due to related party	8,779	14,779
Current portion of loans payable	20,609	20,407
Current portion of notes payable – related party	14,963,861	–
Project advances	2,134,458	2,243,773
Other liabilities	37,500	37,500
Total current liabilities	18,371,783	3,444,494
Loans payable	10,614	15,843
Notes payable – related party	–	14,963,861
Asset retirement obligations	167,527	163,648
Other liabilities	–	9,375
Total liabilities	18,549,924	18,597,221

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2015 – 54,182,267) shares issued and outstanding	54,182	54,182
Additional paid-in capital	19,398,714	19,398,714
Accumulated deficit	(35,037,431)	(34,397,158)
Total stockholders’ deficit	(15,584,535)	(14,944,262)
Total liabilities and stockholders’ deficit	$2,965,389	$3,652,959

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
Revenue
Oil and gas sales	$66,686	$137,901
Operator income	20,250	20,250
Total revenue	86,936	158,151

Expenses
General and administrative expenses	306,913	325,229
Oil and gas production costs	185,492	166,917
Accretion	3,879	3,535
Depletion	4,680	64,855
Impairment of oil and gas properties	–	115,470
Operating loss	(414,028)	(517,855)
Other income (expenses)
Interest income	473	–
Interest expense	(226,718)	(210,786)
Net loss	$(640,273)	$(728,641)
Loss per share – basic and diluted	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	54,182,000	54,182,000
Diluted weighted average common shares outstanding	54,182,000	54,182,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2015	2014

Operating Activities
Net loss	$(640,273)	$(728,641)
Adjustment to reconcile net loss to net cash used in operating activities:
Accretion	3,879	3,535
Depreciation	23,212	26,874
Depletion	4,680	64,855
Impairment of oil and gas properties	–	115,470
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(192,514)	438,718
Oil and gas receivables	3,929	37,615
Accounts payable and accrued liabilities	(165,900)	(415,203)
Accrued interest	231,303	210,235
Due to related parties	(6,000)	(4,958)
Net Cash Used in Operating Activities	(737,684)	(251,500)
Investing Activities
Oil and gas property expenditures	(98,044)	(79,263)
Project advances	(109,315)	1,955,435
Purchase of short term investment	(61,412)	(36,031)
Proceeds from sale of short term investment	61,263	–
Net Cash (Used in) Provided by Investing Activities	(207,508)	1,840,141

Financing Activities
Principal payments on debt	(14,402)	(14,207)
Proceeds from issuance of promissory notes	–	2,475,000
Net Cash (Used in) Provided by Financing Activities	(14,402)	2,460,793
Net Change in Cash	(959,594)	4,049,434
Cash and cash equivalents – beginning of period	2,365,612	646,814
Cash and cash equivalents – end of period	$1,406,018	$4,696,248

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10K for the year ended September 30, 2015. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2015 Annual Report on Form 10K and updated, as necessary, in this Form 10Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $35,037,431 since inception at December 31, 2015. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern. The unaudited consolidated financial statement do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: RESTRICTED CASH

On November 22, 2014, the Company invested in a deposit for $25,125. The term of the investment was 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. On November 22, 2015, the Company reinvested in a deposit for $25,201. The term of the investment is 12 months, maturing on November 22, 2016 and bears interest at a rate of 0.3% annually. Interest received on the investment during the three months ended December 31, 2015 was $19 (2014 - $32). The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On December 2, 2014, the Company invested in two deposits for $18,000 each. The term of the investment was 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. On December 2, 2015, the Company invested in two deposits for $18,054 each. The term of the investments is 12 months, maturing on December 2, 2016 and bears interest at a rate of 0.3% annually. Interest received on the investment during the three months ended December 31, 2015 was $27 (2014 - $nil). The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

On April 20, 2015, the Company invested in a deposit for $68,000. The term of the investment is 36 months, maturing on April 20, 2018 and bears interest at a rate of 0.6% annually. Interest received on the investments during the three months ended December 31, 2015 was $103 (2014 - $nil). The investment is to secure a letter to the US Environmental Protection Agency for $68,000 for four of the Company’s wells.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Montana

During the three months ended December 31, 2015, the Company incurred costs of $111,182 that were capitalized to their oil and gas properties. At December 31, 2015, the carrying value of the evaluated oil and gas properties is below the present value of the estimated future net revenue; therefore, no impairment was recorded during the three months ended December 31, 2015. At December 31, 2014, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $115,470 was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at December 31, 2015 and September 30, 2015 was $422,361 and $315,859, respectively. During the three months ended December 31, 2015, the Company recorded depletion of $4,680 (2014 - $64,855).

At December 31, 2015, the Company has $2,134,458 of project advances shown as a current liability on the consolidated balance sheet of which $474,324 was received from Aton Select Funds Limited (“Aton”). During the three months ended December 31, 2015, $109,315 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. These funds were received from the other working interest partners and will be used for costs to be incurred on the waterflood project and on drilling of Bekkan Well.

NOTE 5: RELATED PARTY TRANSACTIONS

(a)	At December 31, 2015, the Company owed backpay of $3,750 (September 30, 2015 - $3,750) to the President of the Company and $5,029 (September 30, 2015 - $11,029) to the CFO of the Company.

(b)

At December 31, 2015, the Company owed $14,963,861 (September 30, 2014 - $14,963,861) to Aton Select Funds Limited, a related party to the Company, pursuant to the loan modification agreement dated November 1, 2014.

(c)	At December 31, 2015, $474,324 of the project advances of $2,134,458 was provided by Aton. At September 30, 2015, $498,616 of the project advances of $2,243,773 was provided by Aton.

NOTE 6: NOTES PAYABLE

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the three months ended December 31, 2015, the Company repaid a principal amount of $5,027 (2014 – $4,832). The balance of the loan is $31,223 at December 31, 2015 (September 30, 2015 - $36,250).

The following principal payments for notes payable are required:

2016	$14,984,470
2017	$10,614

NOTE 7: COMMON STOCK Common Stock

The Company did not issue any common shares during the three months ended December 31, 2015.

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

During the three months ended December 31, 2015 and 2014, Arkanova did not grant any stock options. During the three months ended December 31, 2015, no stock options expired unexercised (2014 – nil) and no stock options were forfeited (2014 – nil).

During the three months ended December 31, 2015 and 2014, no stock-based compensation was recorded.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, September 30, 2015	4,975,000	$0.05*
Expired	–
Outstanding, December 31, 2015	4,975,000	$0.05*
Exercisable, December 31, 2015	4,975,000	$0.05*	3.16	$–

* On February 25, 2015, Arkanova amended the terms of the outstanding stock options to decrease the exercise prices from $0.10 to $0.05.

At December 31, 2015, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at December 31, 2015.

NOTE 8: COMMITMENTS

See Note 6.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of December 31, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease. Lease expense for the three months ended December 31, 2015 was $10,714 (2014 - $14,971). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2016	$22,458

(c)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the three months ended December 31, 2015, the Company repaid a total of $9,375 (2014 - $9,375) to Ms. Eustice. At December 31, 2015, there is a total balance owing of $37,500 of which $37,500 is current and $nil is long term. The following principal payments are required:

2016	$37,500

NOTE 9: ASSET RETIREMENT OBLIGATIONS

Changes in Arkanova’s asset retirement obligations were as follows:

	Three Months	Year
	Ended	Ended
	December 31,	September 30,
	2015	2015

Asset retirement obligations, beginning of period	$163,648	$149,124
Accretion expense	3,879	14,524

Asset retirement obligations, end of period	$167,527	$163,648

NOTE 10: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
Supplemental Disclosures:

Interest paid	$569	$534
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Accrued interest converted into note payable	$–	$677,836
Accounts payable related to oil and gas property expenditures	$13,138	$8,548

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

Results of Operations for the period ended December 31, 2015 and 2014

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended December 31, 2015 and 2014, which are included herein:

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2015	2014
Revenue
Oil and gas sales	$66,686	$137,901
Operator income	20,250	20,250
Total revenue	$86,936	$158,151

Expenses
General and administrative expenses	$306,913	$325,229
Oil and gas production costs	185,492	166,917
Accretion	3,879	3,535
Depletion	4,680	64,855
Impairment of oil and gas properties	-	115,470
	$500,964	$676,006

Operating (Loss)	$(414,028)	$(517,855)

Other expenses
Interest income	$473	$-
Interest expense	(226,718)	(210,786)

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2015	2014

Net (Loss)	$(640,273)	$(728,641)

Revenues

During the three months ended December 31, 2015, our revenues decreased by $71,215 compared to the same period in 2014 due to decrease in production and oil pricing.

Expenses

Operating expenses decreased by $175,042 during the three months ended December 31, 2015 compared to the same period in 2014 because of the decrease in depletion expense and no impairment of oil and gas properties recognized during the three months ended December 31, 2015. Interest expenses increased by $15,932 during the three months ended December 31, 2015 compared to the same period in 2014 because of a higher principal balance.

Liquidity and Capital Resources

Working Capital

	December 31	September 30,
	2015	2015
	(unaudited)	(audited)
Current assets	$2,139,979	$2,910,942
Current liabilities	$18,371,783	$3,444,494
Working capital (deficiency)	$(16,231,804)	$(533,552)

We had cash and cash equivalents of $1,406,018 compared to cash and cash equivalents of $2,365,612 as at our financial year end of September 30, 2015. This decrease is due to payoff of accounts payable.

Significant changes in balance sheets items

Prepaid expenses and other

At December 31, 2015, our company has $636,341 of prepaid expenses and other assets compared to $443,827 at September 30, 2015. The balance consists of an amount receivable from our company’s working interest partners and other prepaid expenses. At December 31, 2015, $135,241 is receivable from Aton Select Funds Limited, a related party to our company (“Aton”) compared to $96,324 at September 30, 2015. At December 31, 2015, $473,343 is receivable from Knightwall Invest Inc. (“Knightwall”) compared to $337,135 at September 30, 2015.

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

During the year ended September 30, 2014, we received $1,395,000 of project advances, of which $310,000 was received from Aton. Of the $1,395,000, $524,366 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. During the year ended September 30, 2015, we received an additional $2,025,000 of project advances, of which $450,000 was received from Aton. Of the $2,025,000, $761,176 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. As of December 31, 2015, $1,285,542 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. At December 31, 2015, we hold $2,134,458 of project advances shown as a current liability on the consolidated balance sheet. We intend on using these funds for costs incurred on the waterflood project and on drilling of the new Bekkan well.

Estimated Expenses for the Next 12-Month Period

We anticipate that we will require approximately $1,200,000 for operating expenses during the next 12 months as set out below.

Employee and Consultant Compensation	800,000
Professional Fees	100,000
General and Administrative Expenses	300,000
$1,200,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations. We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

We estimate that we will require approximately $1,200,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

On October 11, 2011, we issued 3,204,748 shares of common stock with a fair value of $769,140 to Aton to settle interest payment of $720,000 on the 2011 Note resulting in a loss of settlement of debt of $49,140. On February 1, 2012, we adjusted the exercise price of the warrant to purchase 250,000 shares of common stock of our company which warrant was issued to John Thomas Bridge & Opportunity Fund on March 19, 2008 from $0.27 per share to $0.22 per share, which is the deemed price per share of the issuance to Aton.

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

Effective February 6, 2013, our wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition Corp.”) further modified its loan with Aton effective such that Aton increased the amount outstanding under the 2012 Note by $1,500,000.00 (the “2013 Additional Loan Amount”) and consolidated the remaining balance, including accrued interest from July 1, 2012 to February 6, 2013 equal to approximately $291,025, under the 2012 Note and the 2013 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $10,106,025.00 (the “2013 Note”). The 2013 Note bears interest at the rate of 6% per annum, was due and is payable on March 31, 2014, and is secured by a pledge of all of our wholly owned subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note is payable 10 days after maturity in shares of our common stock. On February 8, 2013, we received $500,000 of the 2013 Additional Loan Amount. We received the $1,000,000 balance on June 4, 2013, completing delivery of the loan proceeds.

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

On November 1, 2014, our company and Acquisition Corp. entered into a note amendment agreement with Aton to be effective November 1, 2014, whereby the parties agreed:

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $300,000 during the next 12 months.

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

Cash Flows

	Three months	Three months
	Ended	Ended
	December 31,	December 31,
	2015	2014
Net loss	$(640,273)	$(728,641)
Net Cash Used in Operating Activities	$(737,684)	$(251,500)
Net Cash (Used in) Provided by Investing Activities	$(207,508)	$1,840,141
Net Cash (Used in) Provided by Financing Activities	$(14,402)	$2,460,793

Cash Used In Operating Activities

Net cash used in operating activities increased by $486,184 during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. The reason for the increase is that Arkanova has not collected the receivables from its working interest partners during the three months ended December 31, 2015. During the three months ended December 31, 2014, Arkanova collected $558,860 from its working interest partners.

Cash Provided by Investing Activities

Net cash provided by investing activities decreased by $2,047,649 during the three months ended December 31, 2015, as compared to the three months ended December 31, 2014. The reason for the decrease is due to the $1,955,435 of project advances received from the working interest partners during the three months ended December 31, 2014. The Company did not receive any additional funding from the working interest partners during the three months ended December 31, 2015 and have allocated portion of the advances to offset against costs incurred on waterflood project.

Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2015 decreased by $2,475,195 compared to the three months ended December 31, 2014. The reason for the decrease is due to the proceeds of $2,475,000 received from issuance of promissory note during the three months ended December 31, 2014. Arkanova did not enter into any new loan agreement during the three months ended December 31, 2015.

Capital Expenditures

As of December 31, 2015, our company did not have any material commitments for capital expenditures.

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

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of December 31, 2015, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the three months ended December 31, 2015, no impairment was recorded (December 31, 2014 - $115,470) was recorded.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our company’s disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified in our annual report on Form 10-K filed with the Securities and Exchange Commission on January 12, 2016.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $35,037,431 as at December 31, 2015. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

The geographic concentration of all of our other properties in Montana subjects us to an increased risk of loss of revenue or curtailment of production from factors affecting those areas.

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

Our management evaluated our disclosure controls and procedures as of December 31, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of December 31, 2015 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(3)	(i) Articles of Incorporation and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)
3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)
3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)
(4)	Instruments defining the rights of security holders including indentures
4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)
(10)	Material Contracts
10.1	10% Promissory Note dated July 14, 2008 issued by our company to Aton Select Fund Limited in the principal amount of $375,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008)
10.2	Form of Note Purchase Agreement dated September 3, 2008 between our company and an unaffiliated lender (incorporated by reference from our Current Report on Form 8-K/A filed on December 10, 2008)
10.3	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)
10.4	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.5	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.6	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.7	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.8	Loan Consolidation Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.9	Note Purchase Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.10	Promissory Note dated October 1, 2009, of Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.11	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.12	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.13	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.14	Purchase and Sale Agreement dated April 9, 2010, by and between Provident Energy Associates of Montana, LLC, as Seller, and Knightwall Invest, Inc., as Buyer (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010)

10.15	Note Purchase Agreement dated as of the 17th day of July, 2010, between our company and Global Project Finance AG (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 13, 2010)
10.16	Stock Option Agreement dated October 8, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.17	Stock Option Agreement dated October 8, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.18	Stock Option Agreement dated October 8, 2010 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.19	Option Agreement dated November 22, 2010 between Provident Energy Associates of Montana, LLC and Knightwall Invest, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2010)
10.20	Conversion and Loan Modification Agreement dated as of October 1, 2011 between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.21	Note Purchase Agreement dated as of October 1, 2011, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.22	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.23	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.24	Loan Modification Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.25	Amended and Restated Note Purchase Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.26	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.27	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.28	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
10.29	Form of amendment to the stock option agreement (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
10.30	Note Amendment and Conversion Agreement dated as of November 15, 2013, among Arkanova Energy Corporation, Arkanova Acquisition Corporation and Aton Select Funds Limited. (incorporated by reference from our Current Report on Form 8-K and filed on November 22, 2013)
10.31	Stock Option Agreement dated March 1, 2014 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.32	Stock Option Agreement dated March 1, 2014 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.33	Stock Option Agreement dated March 1, 2014 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.34	Executive Employment Agreement dated October 1, 2014 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K and filed on November 11, 2014)
10.35	Executive Employment Agreement dated October 1, 2014 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K and filed on November 11, 2014)

10.36	Note Amendment Agreement dated as of November 1, 2014, among Arkanova Energy Corporation, Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K and filed on November 6, 2014)
(21)	Subsidiaries
21.1	Arkanova Development LLC (Nevada Limited Liability Company) - dissolved May 24, 2013
21.2	Arkanova Acquisition Corporation (Delaware)
21.3	Prism Corporation (Oklahoma)
21.4	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 31, 2012)
99.3	Report of Gustavson Associates dated November 25, 2013 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 24, 2013)
99.4	Report of Gustavson Associates dated November 18, 2014 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 23, 2014)
99.5	Report of Gustavson Associates dated December 11, 2015 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on January 12, 2016)
99.6	2008 Amended and Restated Stock Option Plan (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

“Pierre Mulacek”
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: February 12, 2016

“Reginald Denny”
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: February 12, 2016