Form 10-Q
period 2016-03-31
ARKANOVA ENERGY CORP.
filed 2016-05-16
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,182,267 common shares issued and outstanding as at May 16, 2016.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the three and six months ended March 31, 2016 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	March 31,	September 30,
	2016	2015

ASSETS
Cash and cash equivalents	$889,494	$2,365,612
Restricted cash	61,354	61,263
Oil and gas receivables	41,493	40,240
Prepaid expenses and other	741,317	443,827
Total current assets	1,733,658	2,910,942
Property and equipment, net of accumulated depreciation and impairment of $499,631 and $453,796	215,221	261,056
Oil and gas properties, full cost method
Evaluated, net of accumulated depletion and impairment of $19,550,251 and $19,540,800	461,926	315,859
Other assets	97,000	97,000
Restricted cash	68,308	68,102
Total assets	$2,576,113	$3,652,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$143,134	$306,458
Accrued liabilities	1,271,112	821,577
Due to related party	3,750	14,779
Current portion of loans payable	20,813	20,407
Current portion of notes payable – related party	14,963,861	–
Project advances	2,110,509	2,243,773
Other liabilities	28,125	37,500
Total current liabilities	18,541,304	3,444,494
Loans payable	5,333	15,843
Notes payable – related party	–	14,963,861
Asset retirement obligations	171,454	163,648
Other liabilities	–	9,375
Total liabilities	18,718,091	18,597,221

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2015 – 54,182,267) shares issued and outstanding	54,182	54,182
Additional paid-in capital	19,398,714	19,398,714
Accumulated deficit	(35,594,874)	(34,397,158)
Total stockholders’ deficit	(16,141,978)	(14,944,262)
Total liabilities and stockholders’ deficit	$2,576,113	$3,652,959

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Revenue
Oil and gas sales	$44,619	$71,907	$111,305	$209,808
Operator income	20,250	20,250	40,500	40,500
Total revenue	64,869	92,157	151,805	250,308

Expenses
General and administrative expenses	296,256	312,447	603,169	637,676
Oil and gas production costs	96,815	91,682	282,307	258,599
Accretion	3,927	3,539	7,806	7,074
Depletion	4,771	84,334	9,451	149,189
Impairment of oil and gas properties	–	429,606	–	545,076
Operating loss	(336,900)	(829,451)	(750,928)	(1,347,306)
Other income (expenses)
Interest income	578	–	1,051	–
Interest expense	(223,671)	(221,941)	(450,389)	(432,727)
Other Income	2,550	–	2,550	–
Net loss	$(557,443)	$(1,051,392)	$(1,197,716)	$(1,780,033)
Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Basic weighted average common shares outstanding	54,182,000	54,182,000	54,182,000	54,182,000
Diluted weighted average common shares outstanding	54,182,000	54,182,000	54,182,000	54,182,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Operating Activities
Net loss	$(1,197,716)	$(1,780,033)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	7,806	7,074
Depreciation	45,835	51,803
Depletion	9,451	149,189
Impairment of oil and gas properties	–	545,076
Stock-based compensation	–	5,390

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(297,490)	358,956
Oil and gas receivables	(1,253)	64,178
Accounts payable and accrued liabilities	(173,926)	(452,590)
Accrued interest	449,535	431,619
Due to related parties	(11,029)	(11,250)

Net Cash Used in Operating Activities	(1,168,787)	(630,588)

Investing Activities

Purchase of equipment	–	(50,588)
Oil and gas property expenditures	(144,916)	(28,601)
Project advances	(133,264)	1,791,850
Purchase of short term investment	(61,560)	(61,202)
Proceeds from sale of short term investment	61,263	25,125

Net Cash (Used in) Provided by Investing Activities	(278,477)	1,676,584

Financing Activities

Principal payments on debt	(28,854)	(28,462)
Proceeds from issuance of promissory notes	–	2,475,000

Net Cash (Used in) Provided by Financing Activities	(28,854)	2,446,538

Net Change in Cash	(1,476,118)	3,492,534

Cash and cash equivalents – beginning of period	2,365,612	646,814

Cash and cash equivalents – end of period	$889,494	$4,139,348

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10K for the year ended September 30, 2015. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2015 Annual Report on Form 10K and updated, as necessary, in this Form 10Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended March 31, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $35,594,874 since inception at March 31, 2016. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: RESTRICTED CASH

On November 22, 2014, the Company invested in a deposit for $25,125. The term of the investment was 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. On November 22, 2015, the Company reinvested in a deposit for $25,201. The term of the investment is 12 months, maturing on November 22, 2016 and bears interest at a rate of 0.3% annually. Interest received on the investment during the six months ended March 31, 2016 was $38 (2015 - $18). The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On December 2, 2014, the Company invested in two deposits for $18,000 each. The term of the investment was 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. On December 2, 2015, the Company invested in two deposits for $18,054 each. The term of the investments is 12 months, maturing on December 2, 2016 and bears interest at a rate of 0.3% annually. Interest received on the investment during the six months ended March 31, 2016 was $54 (2015 - $26). The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

On April 20, 2015, the Company invested in a deposit for $68,000. The term of the investment is 36 months, maturing on April 20, 2018 and bears interest at a rate of 0.6% annually. Interest received on the investments during the six months ended March 31, 2016 was $206 (2015 - $nil). The investment is to secure a letter to the US Environmental Protection Agency for $68,000 for four of the Company’s wells.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Montana

During the six months ended March 31, 2016, the Company incurred costs of $155,518 that were capitalized to their oil and gas properties. At March 31, 2016, the carrying value of the evaluated oil and gas properties is below the present value of the estimated future net revenue; therefore, no impairment was recorded during the six months ended March 31, 2016. At March 31, 2015, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $545,076 was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at March 31, 2016 and September 30, 2015 was $461,926 and $315,859, respectively. During the six months ended March 31, 2016, the Company recorded depletion of $9,451 (2015 - $149,189).

At March 31, 2016, the Company has $2,110,509 of project advances shown as a current liability on the consolidated balance sheet of which $469,002 was received from Aton Select Funds Limited (“Aton”). During the six months ended March 31, 2016, $133,264 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. These funds were received from the other working interest partners and will be used for costs to be incurred on the waterflood project and on drilling of Bekkan Well.

NOTE 5: RELATED PARTY TRANSACTIONS

(a)	At March 31, 2016, the Company owed backpay of $3,750 (September 30, 2015 - $3,750) to the President of the Company and $nil (September 30, 2015 - $11,029) to the CFO of the Company.

(b)	At March 31, 2016, the Company owed $14,963,861 (September 30, 2015 - $14,963,861) to Aton Select Funds Limited, a related party to the Company, pursuant to the loan modification agreement dated November 1, 2014.

(c)	At March 31, 2016, $469,002 of the project advances of $2,110,509 was provided by Aton. At September 30, 2015, $498,616 of the project advances of $2,243,773 was provided by Aton.

NOTE 6: NOTES PAYABLE

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the six months ended March 31, 2016, the Company repaid a principal amount of $10,104 (2015 – $9,712). The balance of the loan is $26,146 at March 31, 2016 (September 30, 2015 - $36,250).

The following principal payments for notes payable are required:

2016	$14,974,165
2017	$15,842

NOTE 7: COMMON STOCK

Common Stock

The Company did not issue any common shares during the six months ended March 31, 2016.

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

During the six months ended March 31, 2016 and 2015, Arkanova did not grant any stock options. During the six months ended March 31, 2016, no stock options expired unexercised (2015 – nil) and no stock options were forfeited (2015 – 250,000 options cancelled).

During the six months ended March 31, 2016, no stock-based compensation was recorded. During the six months ended March 31, 2015, stock-based compensation of $5,390 was recorded.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, September 30, 2015	4,975,000	$0.05*
Expired	–
Outstanding, March 31, 2016	4,975,000	$0.05*
Exercisable, March 31, 2016	4,975,000	$0.05*	2.91	$–

* On February 25, 2015, Arkanova amended the terms of the outstanding stock options to decrease the exercise prices from $0.10 to $0.05.

At March 31, 2016, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at March 31, 2016.

NOTE 8: COMMITMENTS

See Note 6.

(a)	The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of March 31, 2016, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)	On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease. Lease expense for the six months ended March 31, 2016 was $12,064 (2015 - $29,550). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2016	$12,833

(c)	On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the six months ended March 31, 2016, the Company repaid a total of $18,750 (2015 - $18,750) to Ms. Eustice. At March 31, 2016, there is a total balance owing of $28,125 of which $28,125 is current and $nil is long term. The following principal payments are required:
2016	$18,750
2017	$9,375

NOTE 9: ASSET RETIREMENT OBLIGATIONS

Changes in Arkanova’s asset retirement obligations were as follows:

	Six Months	Year
	Ended	Ended
	March 31,	September 30,
	2016	2015

Asset retirement obligations, beginning of period	$163,648	$149,124
Accretion expense	7,806	14,524

Asset retirement obligations, end of period	$171,454	$163,648

NOTE 10: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
Supplemental Disclosures:

Interest paid	$1,138	$1,020
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Accounts payable related to oil and gas property expenditures	$10,602	$261,933

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

Results of Operations for the period ended March 31, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended March 31, 2016 and 2015, which are included herein:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015
Revenue
Oil and gas sales	$44,619	$71,907	$111,305	$209,808
Operator income	20,250	20,250	40,500	40,500
Total revenue	64,869	92,157	151,805	250,308

Expenses
General and administrative expenses	296,256	312,447	603,169	637,676
Oil and gas production costs	96,815	91,682	282,307	258,599
Accretion	3,927	3,539	7,806	7,074
Depletion	4,771	84,334	9,451	149,189
Impairment of oil and gas properties	-	429,606	-	545,076
Operating loss	(336,900)	(829,451)	(750,928)	(1,347,306)
Other income (expenses)
Interest income	578	-	1,051	-

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Interest expense	(223,671)	(221,941)	(450,389)	(432,727)
Other income	2,550	-	2,550	-
Net loss	$(557,443)	$(1,051,392)	$(1,197,716)	$(1,780,033)

Revenues

During the three-month period ended March 31, 2016, our revenues decreased by $27,288 compared to the same period in 2015 due to decrease in production and oil pricing.

During the six-month period ended March 31, 2016, our revenues decreased by $98,503 compared to the same period in 2015 due to the decrease in oil pricing.

Expenses

Expenses decreased by $519,389 during the three-months ended March 31, 2016 compared to the same period in 2015 because the Company recognized an impairment of $429,606 of the oil and gas properties during the three months ended March 31, 2015. In addition, the depletion expense decreased by $79,563 during the three months ended March 31, 2016 as compared to the same period in 2015.

Expenses decreased by $694,881 during the six-months ended March 31, 2016 compared to the same period in 2015 because the Company recognized an impairment of $545,076 of the oil and gas properties during the six months ended March 31, 2015. In addition, the depletion expense decreased by $139,738 during the six months ended March 31, 2016 as compared to the same period in 2015.

Liquidity and Capital Resources

Working Capital

	March 31	September 30,
	2016	2015
	(unaudited)	(audited)
Current assets	$1,733,658	2,910,942
Current liabilities	$18,541,304	3,444,494
Working capital (deficiency)	$(16,807,646)	(533,552)

We had cash and cash equivalents of $889,494 compared to cash and cash equivalents of $2,365,612 as at our financial year-end of September 30, 2015. This decrease is due to payoff of accounts payable.

Significant changes in balance sheets items

Prepaid expenses and other

At March 31, 2016, our company has $741,317 of prepaid expenses and other assets compared to $443,827 at September 30, 2015. The balance consists of amount receivable from our company’s working interest partners and other prepaid expenses. During the six months ended March 31, 2016, our company received $nil from Aton and $nil from Knightwall. At March 31, 2016, $158,590 is receivable from Aton compared to $96,324 at September 30, 2015. At March 31, 2016, $555,065 is receivable from Knightwall compared to $337,135 at September 30, 2015.

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

During the year ended September 30, 2014, we received $1,395,000 of project advances, of which $310,000 was received from Aton. Of the $1,395,000, $524,366 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. During the year ended September 30, 2015, we received an additional $2,025,000 of project advances, of which $450,000 was received from Aton. Of the $2,025,000, $761,176 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. As of March 31, 2016, $1,418,806 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. At March 31, 2016, we hold $2,110,509 of project advances shown as a current liability on the consolidated balance sheet. We intend on using these funds for costs incurred on the waterflood project and on drilling of the new Bekkan well.

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

On November 1, 2014, our company and Acquisition Corp. entered into a note amendment agreement with Aton to be effective November 1, 2014, whereby the parties agreed:

(a)	the maturity date under the 2013 Note, as amended, extended from December 31, 2015 to December 31, 2016 (the “Extension”),

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

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be approximately $300,000 during the next 12-months.

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

General and Administrative Expenses

We anticipate spending $300,000 on general and administrative costs in the next 12-month period. These costs primarily consist of expenses such as lease payments, office supplies, insurance, travel, office expenses and other expenses.

Cash Flows

	Six months Ended	Six months Ended
	March 31,	March 31,
	2016	2015
Net loss	($1,197,716)	($1,780,033)
Net Cash Used in Operating Activities	(1,168,787)	(630,588)
Net Cash Provided by Investing Activities	(278,477)	1,676,584
Net Cash Provided by Financing Activities	(28,854)	2,446,538

Cash Used In Operating Activities

Net cash used in operating activities increased by $582,317 during the six months ended March 31, 2016 as compared to the six months ended March 31, 2015. The reason for the increase is that Arkanova has not collected the receivables from its working interest partners during the six months ended March 31, 2016. During the six months ended March 31, 2015, Arkanova collected $558,860 from its working interest partners.

Cash Provided by Investing Activities

Net cash used in investing activities decreased by $1,955,061 during the six months ended March 31, 2016, as compared to the six months ended March 31, 2015. The reason for the decrease is due to the $1,791,850 of project advances received from the working interest partners during the six months ended March 31, 2015. The Company did not receive any additional funding from the working interest partners during the six months ended March 31, 2016 and have allocated portion of the advances to offset against costs incurred on waterflood project.

Cash Provided by Financing Activities

Net cash used in financing activities for the six months ended March 31, 2016 decreased by $2,475,392 compared to the six months ended March 31, 2015. The reason for the decrease is due to the proceeds of $2,475,000 received from issuance of promissory note during the six months ended March 31, 2015. Arkanova did not enter into any new loan agreement during the six months ended March 31, 2016.

Capital Expenditures

As of March 31, 2016, our company did not have any material commitments for capital expenditures.

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

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of March 31, 2016, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the sox months ended March 31, 2016, no impairment was recorded (March 31, 2015 - $545,076).

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $35,594,874 as at March 31, 2016. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of March 31, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of March 31, 2016 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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
Dated: May 16, 2016

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 16, 2016