Form 10-Q
period 2016-06-30
ARKANOVA ENERGY CORP.
filed 2016-08-15
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission file number 000-51612

Nevada	68-0542002
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

3809 Juniper Trace, Suite 201, Austin, TX 78738
(Address of principal executive offices) (zip code)

512.222.0975
(Registrant’s telephone number, including area code)

305 Camp Craft Road, Suite 525, Austin, TX 78746
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
Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,182,267 common shares issued and outstanding as at August 12, 2016.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited, consolidated interim financial statements for the three and nine months ended June 30, 2016 include all adjustments necessary in order to ensure that the unaudited consolidated interim financial statements are not misleading.

Arkanova Energy Corporation
Consolidated Balance Sheets
(unaudited)

	June 30,	September 30,
	2016	2015

ASSETS

Cash and cash equivalents	$354,093	$2,365,612
Restricted cash	61,401	61,263
Oil and gas receivables	68,649	40,240
Prepaid expenses and other	876,764	443,827

Total current assets	1,360,907	2,910,942

Property and equipment, net of accumulated depreciation and impairment of $521,597 and $453,796	213,682	261,056
Oil and gas properties, full cost method Evaluated, net of accumulated depletion and impairment of $19,556,171 and $19,540,802	490,219	315,859
Other assets	97,000	97,000
Restricted cash	68,410	68,102

Total assets	$2,230,218	$3,652,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$170,101	$306,458
Accrued liabilities	1,494,343	821,577
Due to related party	47,892	14,779
Current portion of loans payable	21,020	20,407
Current portion of notes payable – related party	14,963,861	–
Project advances	2,084,621	2,243,773
Other liabilities	18,750	37,500

Total current liabilities	18,800,588	3,444,494

Loans payable	–	15,843
Notes payable – related party	–	14,963,861
Asset retirement obligations	175,473	163,648
Other liabilities	–	9,375

Total liabilities	18,976,061	18,597,221

Contingencies and commitments

Stockholders’ Deficit

Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (September 30, 2015 – 54,182,267) shares issued and outstanding	54,182	54,182
Additional paid-in capital	19,398,714	19,398,714
Accumulated deficit	(36,198,739)	(34,397,158)

Total stockholders’ deficit	(16,745,843)	(14,944,262)

Total liabilities and stockholders’ deficit	$2,230,218	$3,652,959

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue

Oil and gas sales	$79,629	$94,042	$190,934	$303,850
Operator income	20,250	20,250	60,750	60,750

Total revenue	99,879	114,292	251,684	364,600

Expenses

General and administrative expenses	291,572	300,959	894,741	938,635
Oil and gas production costs	178,982	85,155	461,289	343,754
Accretion	4,019	3,661	11,825	10,735
Depletion	5,918	106,764	15,369	255,953
Impairment of oil and gas properties	–	353,785	–	898,861

Operating loss	(380,612)	(736,032)	(1,131,540)	(2,083,338)

Other income (expenses)

Interest income	380	–	1,431	–
Interest expense	(223,633)	(224,261)	(674,022)	(656,988)
Other Income	–	–	2,550	–

Net loss	$(603,865)	$(960,293)	$(1,801,581)	$(2,740,326)

Loss per share – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Basic weighted average common shares outstanding	54,182,000	54,182,000	54,182,000	54,182,000
Diluted weighted average common shares outstanding	54,182,000	54,182,000	54,182,000	54,182,000

See accompanying notes to unaudited consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2016	2015

Operating Activities
Net loss	$(1,801,581)	$(2,740,326)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	11,825	10,735
Depreciation	67,801	76,631
Depletion	15,369	255,953
Impairment of oil and gas properties	–	898,861
Stock-based compensation	–	11,261

Changes in operating assets and liabilities:

Prepaid expenses and other receivables	(432,937)	299,855
Oil and gas receivables	(28,409)	27,233
Accounts payable and accrued liabilities	(156,547)	(463,454)
Accrued interest	672,766	655,462
Due to related parties	33,113	(17,250)

Net Cash Used in Operating Activities	(1,618,600)	(985,039)

Investing Activities

Purchase of equipment	(20,427)	(50,588)
Oil and gas property expenditures	(169,539)	(473,673)
Project advances	(159,152)	1,627,679
Purchase of short term investment	(61,709)	(104,123)
Proceeds from sale of short term investment	61,263	–

Net Cash (Used in) Provided by Investing Activities	(349,564)	999,295

Financing Activities

Principal payments on debt	(43,355)	(42,765)
Proceeds from issuance of promissory notes	–	2,475,000

Net Cash (Used in) Provided by Financing Activities	(43,355)	2,432,235

Net Change in Cash	(2,011,519)	2,446,491

Cash and cash equivalents – beginning of period	2,365,612	646,814

Cash and cash equivalents – end of period	$354,093	$3,093,305

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10K for the year ended September 30, 2015. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2015 Annual Report on Form 10K and updated, as necessary, in this Form 10Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended June 30, 2016 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $36,198,739 since inception at June 30, 2016. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern. The unaudited consolidated financial statement do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3: RESTRICTED CASH

On November 22, 2014, the Company invested in a deposit for $25,125. The term of the investment was 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. On November 22, 2015, the Company reinvested in a deposit for $25,201. The term of the investment is 12 months, maturing on November 22, 2016 and bears interest at a rate of 0.3% annually. Interest received on the investment during the nine months ended June 30, 2016 was $37 (2015 - $37). The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On December 2, 2014, the Company invested in two deposits for $18,000 each. The term of the investment was 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. On December 2, 2015, the Company invested in two deposits for $18,054 each. The term of the investments is 12 months, maturing on December 2, 2016 and bears interest at a rate of 0.3% annually. Interest received on the investment during the nine months ended June 30, 2016 was $81 (2015 - $54). The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

On April 20, 2015, the Company invested in a deposit for $68,000. The term of the investment is 36 months, maturing on April 20, 2018 and bears interest at a rate of 0.6% annually. Interest received on the investments during the nine months ended June 30, 2016 was $308 (2015 - $nil). The investment is to secure a letter to the US Environmental Protection Agency for $68,000 for four of the Company’s wells.

NOTE 4: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Montana

During the nine months ended June 30, 2016, the Company incurred costs of $189,729 that were capitalized to their oil and gas properties. At June 30, 2016, the carrying value of the evaluated oil and gas properties is below the present value of the estimated future net revenue; therefore, no impairment was recorded during the nine months ended June 30, 2016. At June 30, 2015, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $898,861 was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at June 30, 2016 and September 30, 2015 was $490,219 and $315,859, respectively. During the nine months ended June 30, 2016, the Company recorded depletion of $15,369 (2015 - $255,953).

At June 30, 2016, the Company has $2,084,621 of project advances shown as a current liability on the consolidated balance sheet of which $463,249 was received from Aton Select Funds Limited (“Aton”). During the nine months ended June 30, 2016, $159,152 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. These funds were received from the other working interest partners and will be used for costs to be incurred on the waterflood project and on drilling of Bakkan Well.

NOTE 5: RELATED PARTY TRANSACTIONS

(a)	At June 30, 2016, the Company owed backpay of $45,100 (September 30, 2015 - $3,750) to the President of the Company and $2,792 (September 30, 2015 - $11,029) to the CFO of the Company.

(b)	At June 30, 2016, the Company owed $14,963,861 (September 30, 2015 - $14,963,861) to Aton Select Funds Limited, a related party to the Company, pursuant to the loan modification agreement dated November 1, 2014.

(c)	At June 30, 2016, $463,249 of the project advances of $2,084,621 was provided by Aton. At September 30, 2015, $498,616 of the project advances of $2,243,773 was provided by Aton.

(d)	At June 30, 2016, $188,654 (September 30, 2015 - $96,324) is receivable from Aton, the Company’s working interest party. The amount receivable is included in prepaid expense and other at June 30, 2016.

NOTE 6: NOTES PAYABLE

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the nine months ended June 30, 2016, the Company repaid a principal amount related to this loan of $15,336 (2015 – $14,641). The balance of the loan is $21,020 at June 30, 2016 (September 30, 2015 - $36,250).

The following principal payments for notes payable are required:

2016	$14,969,038
2017	$15,843

NOTE 7: COMMON STOCK

Common Stock

The Company did not issue any common shares during the nine months ended June 30, 2016.

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

During the nine months ended June 30, 2016, Arkanova did not grant any stock options. During the nine months ended June 30, 2015, Arkanova granted 425,000 stock options. During the nine months ended June 30, 2016, no stock options were exercised (2015 – nil), no stock options expired unexercised (2015 – nil) and no stock options were forfeited (2015 – 250,000 options cancelled).

During the nine months ended June 30, 2016, no stock-based compensation was recorded. During the nine months ended June 30, 2015, stock-based compensation of $11,261 was recorded.

A summary of Arkanova’s stock option activity is as follows:

			Weighted Average
	Number of	Weighted Average	Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, September 30, 2015	4,975,000	$0.05*
Expired	–
Outstanding, June 30, 2016	4,975,000	$0.05*
Exercisable, June 30, 2016	4,975,000	$0.05*	2.66	$–

* On February 25, 2015, Arkanova amended the terms of the outstanding stock options to decrease the exercise prices from $0.10 to $0.05.

At June 30, 2016, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at June 30, 2016.

NOTE 8: COMMITMENTS

See Note 6.

(a)	The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of June 30, 2016, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)	On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $2,883 per month over the term of the lease. Lease expense for the nine months ended June 30, 2016 was $19,379 (2015 - $21,746). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2016	$3,208

(c)	On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the nine months ended June 30, 2016, the Company repaid a total of $28,125 (2015 - $28,125) to Ms. Eustice. At June 30, 2016, there is a total balance owing of $18,750 which is reported as other liabilities in the consolidated balance sheet. The following principal payments are required:

2016	$9,375
2017	$9,375

NOTE 9: ASSET RETIREMENT OBLIGATIONS

Changes in Arkanova’s asset retirement obligations were as follows:

	Nine Months	Year
	Ended	Ended
	June 30,	September 30,
	2016	2015

Asset retirement obligations, beginning of period	$163,648	$149,124
Accretion expense	11,825	14,524

Asset retirement obligations, end of period	$175,473	$163,648

NOTE 10: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Supplemental Disclosures:

Interest paid	$1,632	$1,458
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Accounts payable related to oil and gas property expenditures	$20,190	$20,301

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

Results of Operations for the period ended June 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended June 30, 2016 and 2015, which are included herein:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenue
Oil and gas sales	$79,629	$94,042	$190,934	$303,850
Operator income	20,250	20,250	60,750	60,750
Total revenue	$99,879	$114,292	$251,684	$364,600

Expenses
General and administrative	$291,572	$300,959	$894,741	$938,635
expenses
Oil and gas production costs	178,982	85,155	461,289	343,754
Accretion	4,019	3,661	11,825	10,735
Depletion	5,918	106,764	15,369	255,953
Impairment of oil and gas properties	-	353,785	-	898,861
	$480,491	$850,324	$1,383,224	$2,447,938

Operating (Loss)	$(380,612)	$(736,032)	$(1,131,540)	$(2,083,338)

Other expenses
Interest income	$380	$-	$1,431	$-

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Interest expense	(223,633)	(224,261)	(674,022)	(656,988)
Other income	-	-	2,550	-

Net (Loss)	$(603,865)	$(960,293)	$(1,801,581)	$(2,740,326)

Revenues

During the three month period ended June 30, 2016, our revenues decreased by $14,413 compared to the same period in 2015 due to decrease in oil pricing.

During the nine month period ended June 30, 2016, our revenues decreased by $112,916 compared to the same period in 2015 due to decrease in production and oil pricing.

Expenses

Expenses decreased by $369,833 during the three months ended June 30, 2016 compared to the same period in 2015 because our company recognized an impairment of $353,785 of the oil and gas properties during the three months ended June 30, 2015. In addition, the depletion expense decreased by $100,846 during the three months ended June 30, 2016 as compared to the same period in 2015.

Expenses decreased by $1,064,714 during the nine months ended June 30, 2016 compared to the same period in 2015 because our company recognized an impairment of $898,861 of the oil and gas properties during the nine months ended June 30, 2015. In addition, the depletion expense decreased by $240,584 during the nine months ended June 30, 2016 as compared to the same period in 2015.

Liquidity and Capital Resources

Working Capital

	June 30	September 30,
	2016	2015
	(unaudited)	(audited)
Current assets	$1,360,907	$2,910,942
Current liabilities	$18,800,588	$3,444,494
Working capital (deficiency)	$(17,439,681)	$(533,552)

We had cash and cash equivalents of $354,093 compared to cash and cash equivalents of $2,365,612 as at our financial year-end of September 30, 2015. This decrease is due to payoff of accounts payable.

Significant changes in balance sheets items

Prepaid expenses and other

At June 30, 2016, our company has $876,764 of prepaid expenses and other assets compared to $443,827 at September 30, 2015. The balance consists of an amount receivable from our company’s working interest partners and other prepaid expenses. During the nine months ended June 30, 2016, our company received $nil from Aton and $nil from Knightwall. At June 30, 2016, $186,654 is receivable from Aton compared to $96,324 at September 30, 2015. At June 30, 2016, $660,289 is receivable from Knightwall compared to $337,135 at September 30, 2015.

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

During the year ended September 30, 2014, we received $1,395,000 of project advances, of which $310,000 was received from Aton. Of the $1,395,000, $524,366 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. During the year ended September 30, 2015, we received an additional $2,025,000 of project advances, of which $450,000 was received from Aton. Of the $2,025,000, $761,176 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. As of June 30, 2016, $1,335,379 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. These funds were received from the other working interest partners and will be used for costs to be incurred on the waterflood project and on drilling of Bakkan Well.

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

	Nine months	Nine months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Net loss	$(1,801,581)	$(2,740,326)
Net Cash Used in Operating Activities	$(1,618,600)	$(985,039)
Net Cash (Used in) Provided by Investing	$(349,564)	$999,295
Activities
Net Cash (Used in) Provided by Financing	$(43,355)	$2,432,235
Activities

Cash Used In Operating Activities

Net cash used in operating activities increased by $633,561 during the nine months ended June 30, 2016 as compared to the nine months ended June 30, 2015. The reason for the increase is that Arkanova has not collected the receivables from its working interest partners during the nine months ended June 30, 2016. During the nine months ended June 30, 2015, Arkanova collected $558,860 from its working interest partners.

Cash Used In Investing Activities

Net cash used in investing activities was $349,564 during the nine months ended June 30, 2016, as compared to net cash of $999,295 provided by investing activities during the nine months ended June 30, 2015. During the nine months ended June 30, 2015, $1,627,679 of project advances were received from the working interest partners. The Company did not receive any additional funding from the working interest partners during the nine months ended June 30, 2016 and have allocated portion of the advances to offset against costs incurred on waterflood project.

Cash Used In Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2016 was $43,355 compared to $2,432,235 of funds provided by financing activities for the nine months ended June 30, 2015. During the nine months ended June 30, 2015, the Company received proceeds of $2,475,000 from issuance of promissory note. Arkanova did not enter into any new loan agreements during the nine months ended June 30, 2016.

Capital Expenditures

As of June 30, 2016, our company did not have any material commitments for capital expenditures.

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

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of June 30, 2016, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment, we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the three months ended June 30, 2016, no impairment was recorded compared to an impairment of $898,861 being recorded for the three months ended June 30, 2015.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $36,198,739 as at June 30, 2016. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of June 30, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of June 30, 2016 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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
Dated: August 15, 2016

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: August 15, 2016