Form 10-K
period 2016-09-30
ARKANOVA ENERGY CORP.
filed 2017-02-10
CIK 1191359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 000-51612

Nevada	68-0542002
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3809 Juniper Trace, Suite201, Austin, TX 78738
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
[X ]

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
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $310,289 based on a price of $0.0075 per share

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,182,267 shares of common stock as at February 6, 2017.

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

We are a junior producing oil and gas company and are also engaged in the acquisition, exploration and development of prospective oil and gas properties. We hold mineral leases in leasehold interests located in Pondera and Glacier Counties, Montana. Please see the information under the heading “Item 2. Properties” of this annual report for a detailed description of our property interests, including disclosure of our oil and gas operations with respect to our Montana property.

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

Customers

There are no contracts obligating our company to provide a fixed quantity of oil and gas to any party. We have a contract with CHS Inc., that provides for their taking all of our oil and/or condensate production from the Unit (as defined below under Item 2. Properties) unless either party gives 30 days advance written notice to terminate the agreement. In the event our contact with CHS Inc. is terminated for any reason, our company has determined that there are numerous other purchasers available to enter into a similar arrangement without a material adverse effect on our company.

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

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. Our accumulated deficit was $38,419,416 as at September 30, 2016. We may not be able to generate significant revenues in the future and our company has incurred increased operating expenses following the recent commencement of production. As a result, our management expects our business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

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

Our management evaluated our disclosure controls and procedures as of September 30, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of September 30, 2016 and concluded that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remedied this material weakness and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Executive Offices

Our executive and head office is located at 3809 Juniper Trace, Suite 201, Austin, TX 78738. We lease the office on a month-to-month basis at a cost of $3,750 per month. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $31.59/barrel and $46.14/barrel for liquids for September 30, 2016 and 2015, respectively. Future operating expenses and development costs are computed primarily by our company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing our company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

A report of Gustavson Associates dated December 11, 2015 was attached as an exhibit to our annual report on Form 10-K filed on January 12, 2016. An updated report of Gustavson Associates dated January 18, 2017 is attached as an exhibit to this report.

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2016	2015

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	211,097	33,090
Revisions of previous estimates	(199,213)	186,546
Production	(8,424)	(8,539)

Balance end of the year	3,460	211,097

Standardized Measure of Discounted Future Net Cash Flow

	September 30,	September 30,
	2016	2015
Future cash inflows	$109,321	$8,992,048
Future production and development costs	(103,877)	(2,776,956)
Future income tax recovery (expenses)	(1,905)	(2,175,282)
Future net cash flows	3,539	4,039,810
10% annual discount for estimated timing of cash flows	358	(1,557,463)
Standardized measure of discounted future net cash flows	$3,897	$2,482,347

Production

During the year ended September 30, 2016, the average net sales price per barrel of oil received by contract was $32.09/barrel. The average net production cost was $63.32 per barrel. The high cost of production was due to upgrading flow lines, facilities, batteries, and well bores as the property was not maintained for several years.

We are currently producing approximately 40 to 60 barrels per month and intend to eventually increase this production to over 200 barrels per month with the anticipated waterflood effect.

Productive Wells and Acreage

As of September 30, 2016, there were 75 net oil wells on the lease of which 36 are now oil producing. This has increased from 12 wells that were producing in October 2008 at the time we acquired the property interests.

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

Internal Controls Over Reserves Estimates

Estimates of proved reserves at September 30, 2016, 2015 and 2014 were prepared by Gustavson Associates, LLC, our independent consulting petroleum engineers. The technical persons responsible for preparing the reserve estimates are independent petroleum engineers, geologists, economists, and appraisers and prepared the estimate of reserves in accordance with the US Securities and Exchange Commission’s definitions and guidelines. Gustavson Associates, LLC, holds neither direct nor indirect financial interest in the subject properties, in Provident Energy of Montana, LLC, or in any other affiliated companies. Our independent engineering firm reports jointly to the board of directors and to our President and Chief Executive Officer, Pierre Mulacek. For information regarding the experience and qualifications of the members of our board of directors and our President, please see Item 10 - “Directors, Executive Officers and Corporate Governance”.

Undeveloped Acreage

We do not have any undeveloped acreage and are not planning to purchase any.

Drilling Activity

There has not been any drilling activity on the leases in the last three years and we do not plan to drill any wells in 2016 – 2017.

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

The following quotations obtained from the OTCQB reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
September 30, 2016	$0.004	$0.003
June 30, 2016	$0.008	$0.003
March 31, 2016	$0.009	$0.004
December 31, 2015	$0.015	$0.006
September 30, 2015	$0.018	$0.006
June 30, 2015	$0.019	$0.018
March 31, 2015	$0.03	$0.011
December 31, 2014	$0.045	$0.009

On January 25, 2017, the closing price of our common stock as reported by OTCQB was $0.0033.

Our transfer agent and registrar for our common stock is Pacific Stock Transfer Company, located at 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119, Tel: (702) 361-3033, Fax: (702) 433-1979, E-mail: info@pacificstocktransfer.com.

Holders

On February 6, 2017, there were approximately 107 registered shareholders of our common stock and 54,182,267 common shares issued and outstanding.

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

The following table provides a summary of the number of stock options granted under the 2008 Amended Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2008 Amended Stock Option Plan, all as at September 30, 2016:

Number of
securities
	Number of		remaining
	securities	Weighted-	available
	to be issued	Average	for future
	upon	exercise	issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options	options	plan
Equity compensation plans not	–	–	–
approved by security holders
Equity compensation plans approved	4,975,000	$ 0.05	25,000
by security holders

Recent sales of unregistered securities

Since the beginning of the fiscal year ended September 30, 2016, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

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

Results of Operations for the Years Ended September 30, 2016 and 2015

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended September 30, 2016 and 2015, which are included herein:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2016	2015

Total revenue	$351,312$	$452,686
Operating loss	$(3,126,618)	$(2,443,732)
Net loss	$(4,022,258)	$(3,326,160)

Revenues

Total revenue in oil and gas sales decreased by $101,374 to $351,312 for the year ended September 30, 2016 compared to $452,686 for the year ended September 30, 2015. The reason for the decrease in sales is because of the normal decline rate of the producing wells and a lower average price per barrel in the current year.

Operating Expenses

Operating expenses increased by $581,512 during the year ended September 30, 2016 to $3,477,930 compared to $2,896,418 during the year ended September 30, 2015. The increase is largely due to increase of $345,233 in depletion expense as a result of changes in reserve estimate, offset by a decrease of $656,531 in impairment of oil and gas properties. We also recognized an impairment of $901,192 (2015 - $nil) on other receivables during the year ended September 30, 2016.

	Year	Year
	Ended	Ended	Increase /
	September 30,	September 30,	Decrease
	2016	2015	%
General and administrative expenses	1,180,452	1,240,877	(4.9%	)
Oil and gas production costs	533,381	482,798	10.5%
Accretion	15,984	14,524	10.1%
Depletion	604,591	259,358	133.1%
Impairment of oil and gas properties	242,330	898,861	(73.0%	)
Impairment of other receivables	901,192	–
	3,477,930	2,896,418	20.0%

General and Administrative Expenses

General and administrative expenses decreased by $60,425 for the year ended September 30, 2016 compared to the year ended September 30, 2015 due to decrease of professional fees of $13,621, decrease of $11,261 in stock-based compensation, decrease of $15,734 in other general and administrative expenses, and decrease of $19,809 in payroll expense.

Oil and Gas Production Costs

Oil and gas production costs increased by $50,583 for the year ended September 30, 2016 compared to the year ended September 30, 2015 due to an overall increase in operating costs as well as lower leasing fees and production taxes.

Accretion

Accretion expenses increased by $1,460 for the year ended September 30, 2016 compared to the year ended September 30, 2015 due to the net present value calculation performed based on the remaining estimated life of the wells.

Depletion

Depletion expenses increased by $345,233 for the year ended September 30, 2016 compared to the year ended September 30, 2015 due to decrease in the amount of estimated reserves.

Impairment of oil and gas properties

The impairment of oil & gas properties decreased by $656,531 for the year ended September 30, 2016 compared to the year ended September 30, 2015. This was due to the capitalized costs of the properties exceeding the future cash flows expected to be recovered from the properties.

Impairment of other receivables

During the year ended September 30, 2016, an impairment of other receivables of $901,192 was recognized as there was uncertainty with regards to the collection of the receivables from the Company’s working interest partners.  During the year ended September 30, 2015, no impairment of other receivables was recognized.

Liquidity and Capital Resources

Working Capital

	September 30, 2016	September 30, 2015	Increase / Decrease
Current assets	$205,120	$2,910,942	(93%	)
Current liabilities	4,046,112	$3,444,494	17.5%
Working capital (deficiency)	$(3,840,992)	$(533,552)	(619.9%	)

We had cash and cash equivalents of $74,755 and a working capital deficit of $3,840,992 as of September 30, 2016 compared to cash and cash equivalents of $2,365,612 and a working capital deficit of $533,552 as of September 30, 2015.

We anticipate that we will require approximately $1,000,000 for operating expenses during the next 12 months as set out below:

Estimated Expenses for the Next 12-month Period

Waterflood Project	$300,000
Employee and Consultant Compensation	$400,000
Professional Fees	$100,000
General and Administrative Expenses	$200,000
Total	$1,000,000

Our company’s principal cash requirements are for new infield well drilling development and current well reactivations.

We anticipate such expenses will rise as we proceed to determine the feasibility of developing our current or future property interests.

We estimate that we will require approximately $1,000,000 over the next 12-month period to fund our plan of operations. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12-months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements. The ability of our company to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements for the year ended September 30, 2016, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Significant changes in balance sheets items

Other receivables – related parties

At September 30, 2016, our company has $nil of other assets receivable from related parties compared to $433,459 at September 30, 2015. The balance consists of amount receivable from our company’s working interest partners. At September 30, 2016, $nil is receivable from Aton compared to $96,324 at September 30, 2015. At September 30, 2016, $nil is receivable from Knightwall compared to $337,135 at September 30, 2015. The decrease in other receivables from related parties during the year ended September 30, 2016 is a result of an impairment recognized by our company as there was uncertainty with regards to the collection of the receivables from the partners.

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

During the year ended September 30, 2014, our company received $1,395,000 of project advances, of which $310,000 was received from Aton and $1,085,000 was received from Knightwall Invest, Inc. (“Knightwall Invest”), related parties to our company. Of the $1,395,000, $582,886 was reallocated to oil and gas properties to offset against the costs for the other working interest partners. During the year ended September 30, 2015, our company received an additional $2,025,000 of project advances, of which $450,000 was received from Aton and $1,575,000 was received from Knightwall Invest. Of the $2,025,000, $593,341 was reallocated to oil and gas properties to offset against the costs for the other working interest partners. During the year ended September 30, 2016, our company did not receive any additional project advances from Aton and Knighwall Invest and $159,152 was reallocated to oil and gas properties to offset against the costs for the other working interest partners. At September 30, 2016, our company had $2,084,621 (2015 - $2,243,773) of project advances shown as a current liability on the consolidated balance sheet of which $463,249 (2015 - $498,616) was received from Aton and $1,621,372 (2015 - $1,745,157) was received from Knighwall Invest. At September 30, 2016, $1,335,379 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. These funds will be used for costs to be incurred on the waterflood project and on drilling of Bekkan Well.

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

On October 22, 2010, we issued 2,634,150 shares of common stock with a fair value of $720,000 to Aton as an interest payment on the promissory note and on October 26, 2010, we issued an additional 878,049 common shares with a fair value of $240,000.

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

Effective February 6, 2013, our wholly owned subsidiary, Arkanova Acquisition Corporation (“Acquisition Corp.”), further modified its loan with Aton effective such that Aton increased the amount outstanding under the 2012 Note by $1,500,000.00 (the “2013 Additional Loan Amount”) and consolidated the remaining balance, including accrued interest from July 1, 2012 to February 6, 2013 equal to approximately $291,025, under the 2012 Note and the 2013 Additional Loan Amount into one new amended and restated promissory note in the principal amount of $10,106,025.00 (the “2013 Note”). The 2013 Note bears interest at the rate of 6% per annum, was due and is payable on March 31, 2014, and is secured by a pledge of all of our wholly owned subsidiary’s interest in its wholly owned subsidiary, Provident. Interest on the 2013 Note is payable 10 days after maturity in shares of our common stock. On February 8, 2013, we received $500,000 of the 2013 Additional Loan Amount. We received the $1,000,000 balance on June 4, 2013, completing delivery of the loan proceeds.

On November 22, 2013, our company and Acquisition Corp, entered into a note amendment and interest conversion agreement with Aton to be effective November 15, 2013, whereby: (i) Aton agreed to increase the amount outstanding under the 2013 Note by $1,705,000.00 such that the outstanding principal balance under the 2013 Note equals 11,811,025.00; (ii) Aton shall converted the outstanding accrued interest equal to US$466,815.29 into 4,668,152 shares of our common stock at a deemed price of US$0.10 per share; and (iii) Aton agreed to extend the maturity date under the 2013 Note from March 31, 2014 to December 31, 2015. The 2013 Note was deemed to be amended in all manners and respects in order to effect the additional loan amount, the conversion and the extension and, in all other respects, the 2013 Note will remain unchanged and in full force and effect.

On November 1, 2014, our company and Acquisition Corp, entered into a note amendment agreement with Aton to be effective November 1, 2014, whereby the parties agreed:

(a)

the maturity date under the amended and restated secured promissory note issued by Acquisition Corp. to Aton as of February 6, 2013, as amended November 15th, 2013 (the “Note”) shall be extended from December 31, 2015 to December 31, 2016 (the “Extension”),

(b)	the current outstanding accrued interest under the Note equal to US$677,836.40 shall be added to the principal amount of the Note (the “Added Interest”),

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

On December 31, 2016, our company renewed the note and extended the maturity date to December 31, 2017.

Our company evaluated the November 1, 2014 modification under the guidance found in ASC 470-50 and ASC 470-60 and determined that the carrying value of the 2013 Note did not exceed the total future cash payments of the 2014 Note and that the notes were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment and no gain or loss was recorded.

On June 25, 2013, our company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the year ended September 30, 2016, our company repaid a principal amount of $20,407 (2015 – $18,860). The balance of the loan is $15,842 at September 30, 2016 (2015 - $36,250).

The following principal payments for notes payable are required:

2017	$15.843
2018	$14.963.861

Drilling, Remediation and Seismic Costs

We estimate that our exploration and development costs on our property interests will be $nil during the next 12 months. During the next 12 months, our Waterflood project expenses are expected to be $300,000 .

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis. We estimate that our consultant and related professional compensation expenses for the next 12-month period will be approximately $400,000.

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

Cash Used In Operating Activities

Net cash used in operating activities was $1,860,479 during the year ended September 30, 2016 as compared to $1,321,751 during the year ended September 30, 2015. The reason for the increase is the increase in payments of accounts payable and accrued liabilities, offset by accrued management fees.

Cash from Investing Activities

Net cash used in investing activities was $372,471 during the year ended September 30, 2016 as compared to $622,666 of cash provided by investing activities during the year ended September 30, 2015. During the year ended September 30, 2016, we did not receive any project advances from our working interest partner whereas during the year ended September 30, 2015, we received project advances of $2,025,000.

Cash from Financing Activities

Net cash used in financing activities for the year ended September 30, 2016 was $57,907 compared to $2,417,883 of net cash provided by financing activities in the year ended September 30, 2015. During the year ended September 30, 2015, we received proceeds of $2,475,000 from issuance of promissory notes. We did not issue any promissory note during the year ended September 30, 2016.

Capital Expenditures

As of September 30, 2016, our company did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended September 30, 2016, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Oil and Gas Properties

We utilize the full-cost method of accounting for petroleum and natural gas properties. Under this method, we capitalize all costs associated with the acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2016, we had properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. We assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2016 an impairment of $242,330 (2015 - $898,861) was recorded.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Arkanova Energy Corporation
Austin, Texas

We have audited the accompanying consolidated balance sheets of Arkanova Energy Corporation and its subsidiaries (collectively, the“Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arkanova Energy Corporation and its subsidiaries as of September 30, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Arkanova Energy Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses since inception and has negative working capital which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 10, 2017

Arkanova Energy Corporation
Consolidated Balance Sheets

	September 30,	September 30,
	2016	2015

ASSETS
Cash and cash equivalents	$74,755	$2,365,612
Restricted cash	61,447	61,263
Oil and gas receivables	54,658	40,240
Prepaid expenses	14,260	10,368
Other receivables – related parties	–	433,459
Total current assets	205,120	2,910,942
Property and equipment, net of accumulated depreciation and impairment of $525,593 and $453,796	191,217	261,056
Oil and gas properties, full cost method Evaluated, net of accumulated depletion and impairment of $20,387,721 and $19,540,800	5,994	315,859
Other assets	97,000	97,000
Restricted cash	68,513	68,102
Total assets	$567,844	$3,652,959

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$114,204	$306,458
Accrued liabilities	1,720,027	821,577
Due to related party	102,042	14,779
Current portion of loans payable	15,843	20,407
Project advances – related parties	2,084,621	2,243,773
Other liabilities	9,375	37,500
Total current liabilities	4,046,112	3,444,494
Loans payable	–	15,843
Notes payable – related party	14,963,861	14,963,861
Asset retirement obligations	524,391	163,648
Other liabilities	–	9,375
Total liabilities	19,534,364	18,597,221

Contingencies and commitments
Stockholders’ Deficit
Common Stock, $0.001 par value, 1,000,000,000 shares authorized, 54,182,267 (2015 – 54,182,267) shares issued and outstanding	54,182	54,182
Additional paid-in capital	19,398,714	19,398,714
Accumulated deficit	(38,419,416)	(34,397,158)
Total stockholders’ deficit	(18,966,520)	(14,944,262)
Total liabilities and stockholders’ deficit	$567,844	$3,652,959

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Operations

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2016	2015

Revenue
Oil and gas sales	$270,312	$371,686
Operator income	81,000	81,000
Total revenue	351,312	452,686

Expenses
General and administrative expenses	1,180,452	1,240,877
Oil and gas production costs	533,381	482,798
Accretion	15,984	14,524
Depletion	604,591	259,358
Impairment of oil and gas properties	242,330	898,861
Impairment of other receivables	901,192	–
Operating loss	(3,126,618)	(2,443,732)
Other income (expenses)
Interest income	1,620	–
Interest expense	(899,810)	(883,628)
Other Income	2,550	1,200
Net loss	$(4,022,258)	$(3,326,160)
Loss per share – basic and diluted	$(0.07)	$(0.06)
Basic weighted average common shares outstanding	54,182,000	54,182,000
Diluted weighted average common shares outstanding	54,182,000	54,182,000

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2016	2015

Operating Activities
Net loss	$(4,022,258)	$(3,326,160)

Adjustment to reconcile net loss to net cash used in operating activities:

Accretion	15,984	14,524
Depreciation	90,266	99,824
Depletion	604,591	259,358
Impairment of oil and gas properties	242,330	898,861
Impairment of other receivables – related parties	901,192	–
Stock-based compensation	–	11,261

Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(471,625)	165,685
Oil and gas receivables	(14,418)	76,934
Accounts payable and accrued liabilities	(192,254)	(380,552)
Accrued interest	898,450	881,764
Due to related parties	87,263	(23,250)

Net Cash Used in Operating Activities	(1,860,479)	(1,321,751)

Investing Activities

Purchase of equipment	(20,427)	(56,488)
Oil and gas property expenditures	(351,449)	(1,241,575)
Project advances	–	2,025,000
Purchase of short term investment	(61,720)	(104,271)
Proceeds from sale of short term investment	61,125	–

Net Cash (Used in) Provided by Investing Activities	(372,471)	622,666

Financing Activities

Principal payments on debt	(57,907)	(57,117)
Proceeds from issuance of promissory notes	–	2,475,000

Net Cash (Used in) Provided by Financing Activities	(57,907)	2,417,883

Net Change in Cash	(2,290,857)	1,718,798

Cash and cash equivalents – beginning of period	2,365,612	646,814

Cash and cash equivalents – end of period	$74,755	$2,365,612

Supplemental Cash Flow and Other Disclosures (Note 15)

See accompanying notes to consolidated financial statements

Arkanova Energy Corporation
Consolidated Statements of Stockholders’ Deficit
Period from September 30, 2014 through September 30, 2016

	Common Stock		Additional
		Par	Paid-in
	Shares	Value	Capital	Deficit	Totals
Balance – September 30, 2014	54,182,267	$54,182	$19,387,453	$(31,070,998)	$(11,629,363)
Stock-based compensation	–	–	11,261	–	11,261
Net loss for the year	–	–	–	(3,326,160)	(3,326,160)
Balance – September 30, 2015	54,182,267	$54,182	$19,398,714	$(34,397,158)	$(14,944,262)
Net loss for the year	–	–	–	(4,022,258)	(4,022,258)
Balance – September 30, 2016	54,182,267	$54,182	$19,398,714	$(38,419,416)	$(18,966,520)

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

NOTE 2: GOING CONCERN

Arkanova is primarily engaged in the acquisition, exploration and development of oil and gas resource properties. Arkanova has incurred losses of $38,419,416 since inception at September 30, 2016. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding Arkanova’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

c)	Reclassifications

Certain amounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current period statements.

d)	Cash and Cash Equivalents

For purposes of the statement of cash flows, Arkanova considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)	Basic and Diluted Net Income (Loss) Per Share

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

f)	Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, loans payable, and short-term notes payable. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

g)	Property and Equipment

Property and equipment consists of computer hardware, office furniture and equipment, vehicle, exploration equipment, computer software and leasehold improvements and is recorded at cost, less accumulated depreciation. Property and equipment is amortized on a straight-line basis over its estimated life:

Computer hardware	3 years
Office furniture and equipment	5 years
Vehicle	5 years
Exploration equipment	5 years
Computer software	1 year
Leasehold improvements	5 years

h)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold at a fixed or determinable price, persuasive evidence of an arrangement exists, delivery has occurred and title has transferred, and collectability is reasonably assured.

i)	Accounts Receivable

Accounts receivable are generally reported net of an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined based on past collection experience and an analysis of outstanding balances. As of September 30, 2016, Arkanova has not recorded an allowance as all receivables are deemed collectable at this time.

j)	Oil and Gas Properties

Arkanova utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, Arkanova capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of September 30, 2016, Arkanova had properties with proven reserves. When Arkanova obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Arkanova assesses the property at least quarterly to ascertain whether impairment has occurred. In assessing impairment Arkanova performs a ceiling test calculation and considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. During the year ended September 30, 2016 an impairment of $242,330 (2015 - $898,861) was recorded.

k)	Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. See Note 8.

l)	Asset Retirement Obligations

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

m)	Long-lived Assets

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

n)	Concentration of Risk

Arkanova maintains its cash accounts in a commercial bank located in Texas, United States. Arkanova's cash accounts are uninsured and insured business checking accounts and deposits maintained in U.S. dollars. As at September 30, 2016, Arkanova has not engaged in any transactions that would be considered derivative instruments on hedging activities. Of the $74,755 of cash Arkanova held at September 30, 2016, the full amount is insured by the Federal Deposit Insurance Corporation.

o)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and 2015, Arkanova has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

p)	Income Taxes

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

q)	Fair value

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The carrying amounts reported in the balance sheet for cash, oil and gas receivables, other receivables, accounts payable and accrued liabilities, due to related party, short-term loans payable, and short-term notes payable approximate their fair market value based on the short-term maturity of these instruments.

r)	Stock-based Compensation

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

s)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4: RESTRICTED CASH

On November 22, 2014, the Company invested in a deposit for $25,125. The term of the investment was 12 months, maturing on November 22, 2015 and bears interest at a rate of 0.3% annually. On November 22, 2015, the Company reinvested in a deposit for $25,201. The term of the investment is 12 months, maturing on November 22, 2016 and bears interest at a rate of 0.3% annually. Interest received on the investment during the year ended September 30, 2016 was $57 (2015 - $57). The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

On December 2, 2014, the Company invested in two deposits for $18,000 each. The term of the investment was 12 months, maturing on December 2, 2015 and bears interest at a rate of 0.3% annually. On December 2, 2015, the Company invested in two deposits for $18,054 each. The term of the investments is 12 months, maturing on December 2, 2016 and bears interest at a rate of 0.3% annually. Interest received on the investment during the year ended September 30, 2016 was $81 (2015 - $81). The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

On April 20, 2015, the Company invested in a deposit for $68,000. The term of the investment is 36 months, maturing on April 20, 2018 and bears interest at a rate of 0.6% annually. Interest received on the investments during the year ended September 30, 2016 was $410 (2015 - $102). The investment is to secure a letter to the US Environmental Protection Agency for $68,000 for four of the Company’s wells.

NOTE 5: OTHER RECEIVABLES – RELATED PARTIES

At September 30, 2016, the Company has $nil (2015 - $433,459) of other receivables due from related parties. This balance consists of the following items:

	2016	2015
Aton receivable	$–	$96,324
Knightwall receivable	–	337,135
	$–	$433,459

Other receivables from related parties consist of the Company’s working interest partners, Aton Select Funds Limited (“Aton”) and Knightwall Invest, Inc.’s (“Knightwall”) portion of oil and gas income less their portion of expenses. During the year ended September 30, 2016, the Company recognized an impairment of $901,192 as there was uncertainty with regards to the collection of the receivables.

NOTE 6: PROPERTY AND EQUIPMENT

			September 30,	September 30,
			2016	2015
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value

Computer hardware	$10,440	$9,980	$460	$2,299
Exploration equipment	431,074	306,561	124,513	187,832
Leasehold improvements	37,527	19,370	18,157	3,011
Office furniture and equipment	25,225	25,225	–	1,300
Vehicle	212,544	164,457	48,087	66,614
	$716,810	$525,593	$191,217	$261,056

During the year ended September 30, 2016, the Company purchased $20,427 (2015 - $56,488) of property and equipment. During the year ended September 30, 2016, the Company record depreciation expense of $90,266 (2015 - $99,824).

NOTE 7: OTHER ASSETS

Other assets consist of bonds required by US Environmental Protection Agency, Montana Board of Oil and Gas Conservative, and Bureau of Land Management to guarantee the eventual proper plugging of wells and restoration of the surface for the Company’s oil and gas properties. This balance consists of the following items:

	2016	2015
US Environmental Protection Agency	$22,000	$22,000
Montana Board of Oil and Gas Conservative	25,000	25,000
Bureau of Land Management	50,000	50,000

	$97,000	$97,000

NOTE 8: OIL AND GAS INTERESTS

Arkanova is currently participating in oil and gas exploration activities in Montana. All of Arkanova’s oil and gas properties are located in the United States.

Proven and Developed Properties, Montana

During the year ended September 30, 2016, the Company incurred costs of $192,297 (2015 - $748,837) that were capitalized to their oil and gas properties. At September 30, 2016 and 2015, the carrying value of the evaluated oil and gas properties exceeded the present value of the estimated future net revenue; therefore, an impairment of $242,330 (2015 - $898,861) was recorded. The carrying value of Arkanova’s evaluated oil and gas properties at September 30, 2016 and September 30, 2015 was $5,994 and $315,859, respectively. During the year ended September 30, 2016, the Company recorded depletion of $604,591 (2015 - $259,358).

During the year ended September 30, 2014, the Company received $1,395,000 of project advances, of which $310,000 was received from Aton Select Funds Limited (“Aton”) and $1,085,000 was received from Knightwall Invest, Inc. (“Knightwall”), related parties to the Company. Of the $1,395,000, $582,886 was reallocated to oil and gas properties to offset against the costs for the other working interest partners. During the year ended September 30, 2015, the Company received an additional $2,025,000 of project advances, of which $450,000 was received from Aton and $1,575,000 was received from Knightwall. Of the $2,025,000, $593,341 was reallocated to oil and gas properties to offset against the costs for the other working interest partners. During the year ended September 30, 2016, the Company did not receive any additional project advances from Aton and Knighwall and $159,152 was reallocated to oil and gas properties to offset against the costs for the other working interest partners. At September 30, 2016, the Company has $2,084,621 (2015 - $2,243,773) of project advances shown as a current liability on the consolidated balance sheet of which $463,249 (2015 - $498,616) was received from Aton and $1,621,372 (2015 - $1,745,157) was received from Knighwall. At September 30, 2016, $1,335,379 of the total project advances of $3,420,000 was re-allocated to oil and gas properties to offset against the costs for the other working interest partners. These funds will be used for costs to be incurred on the waterflood project and on drilling of Bekkan Well.

NOTE 9: RELATED PARTY TRANSACTIONS

(a)	At September 30, 2016, the Company owed backpay of $93,250 (September 30, 2015 - $3,750) to the President of the Company and $8,792 (2015 - $11,029) to the CFO of the Company.

(b)

At September 30, 2016, the Company owed $14,963,861 (2015 - $14,963,861) to Aton Select Funds Limited, a related party to the Company, pursuant to the loan modification agreement dated November 1, 2014.

(c)	At September 30, 2016, $463,249 of the project advances of $2,084,621 was provided by Aton. At September 30, 2015, $498,616 of the project advances of $2,243,773 was provided by Aton.

(d)	At September 30, 2016, $1,621,372 of the project advances of $2,084,621 was provided by Knightwall. At September 30, 2015, $1,745,157 of the project advances of $2,243,773 was provided by Knightwall.

NOTE 10: NOTES PAYABLE

On November 1, 2014, the Company’s subsidiary entered into a Loan Modification Agreement with Aton, a related party to the Company, to borrow an additional $2,475,000 for a total loan amount of $14,963,861 which includes accrued interest of $677,836. In addition, the maturity date was extended from December 31, 2015 to December 31, 2016 and the ability of the Company to pay interest in shares of the Company’s common stock was terminated. On December 31, 2016, the Company renewed the note and extended the maturity date to December 31, 2017. As the note was renewed on a long term basis, the loan has been reclassified from current liabilities to long term liabilities at September 30, 2016.

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

On June 25, 2013, the Company entered into a loan agreement in the amount of $79,300 to purchase equipment. The loan bears interest at 3.95% and is to be repaid in 48 equal monthly installments commencing July 28, 2013. During the year ended September 30, 2016, the Company repaid a principal amount of $20,407 (2015 – $18,860). The balance of the loan is $15,843 at September 30, 2016 (2015 - $36,250).

The following principal payments for notes payable are required:

2017	$15.843
2018	$14.963.861

NOTE 11: COMMON STOCK

Common Stock

The Company did not issue any common shares during the years ended September 30, 2016 and 2015.

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

During the year ended September 30, 2016, Arkanova did not grant any stock options. During the year ended September 30, 2016, no stock options were exercised (2015 – nil), no stock options expired unexercised (2015 – nil) and no stock options were forfeited (2015 – 250,000 options cancelled).

During the year ended September 30, 2016, no stock-based compensation was recorded. During the year ended September 30, 2015, stock-based compensation of $11,261 was recorded.

A summary of Arkanova’s stock option activity is as follows:

				Weighted
				Average	Aggregate
	Number of	Weighted Average		Remaining	Intrinsic
	Options	Exercise Price		Contractual Term	Value
Outstanding, September 30, 2014	4,800,000	$0.05*
Granted	425,000	0.05*
Cancelled	(250,000)	(0.10	)*
Outstanding, September 30, 2015	4,975,000	$0.05*
Expired	–
Outstanding, September 30, 2016	4,975,000	$0.05*
Exercisable, September 30, 2016	4,975,000	$0.05*		2.41	$–

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

At September 30, 2016, there was $0 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. There was $0 intrinsic value associated with the outstanding options at September 30, 2016.

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

NOTE 13: COMMITMENTS

See Note 9.

(a)

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of September 30, 2016, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

(b)

On June 10, 2011, the Company commenced a lease agreement for a period of 62 months. The monthly base rate begins at $2,750 and increases every 12 months at the average rate of $3,208 per month over the term of the lease. Lease expense for the year ended September 30, 2016 under this lease was $64,160 (2015 - $59,739).

(c)

On June 1, 2016, the Company commenced a lease agreement for a period of 36 months. The monthly base rate begins at $2,346 and increases to $2,529 per month for the last 12 months. Lease expense for the year ended September 30, 2016 under this lease was $15,000 (2015 - $nil). Lease payments at the monthly base rate for the remainder of the lease term are as follows:

2017	$28,182
2018	$28,881
2019	$20,230

(d)

On December 14, 2012, the Company reached a preliminary settlement with Ms. Billie Eustice, whereby it is contemplated that the Company will pay Ms. Eustice $150,000 over four years beginning January 28, 2013 in 48 equal monthly installments in settlement of all outstanding matters and issues between Ms. Eustice and the Company, including the balance owing on the consulting agreement in the amount of $125,000, oil barrels in the tanks at time of purchase, and a refund of $12,000 that was a tax refund prior to the purchase of Provident Energy and cashed by Provident Energy after the purchase. During the year ended September 30, 2013, the Company recorded a loss of $29,165 on settlement of debt which represents the difference between the amount recorded in accounts payable before the settlement and the agreed settlement amount of $150,000. During the year ended September 30, 2016, the Company repaid a total of $37,500 (2015 - $37,500) to Ms. Eustice. At September 30, 2016, there is a total balance owing of $9,375. The following principal payments are required:

2017	$9,375

NOTE 14: ASSET RETIREMENT OBLIGATIONS

Changes in Arkanova’s asset retirement obligations were as follows:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2016	2015

Asset retirement obligations, beginning of period	$163,648	$149,124
Accretion expense	15,984	14,524
Revisions due to change in reserve estimate	344,759	–

Asset retirement obligations, end of period	$524,391	$163,648

NOTE 15: SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2016	2015
Supplemental Disclosures:

Interest paid	$1,821	$2,958
Income taxes paid	$–	$–

Non-cash Financing and Investing Activities
Accounts payable related to oil and gas property expenditures	$–	$100,604
Revision to asset retirement obligation due to change in reserve estimate	$344,759	$–
Project advances re-allocated to oil and gas expenditures	$159,152	$593,341

NOTE 16: CONCENTRATIONS

Arkanova’s revenues and receivables were concentrated among one customer as of September 30, 2016 and 2015.

NOTE 17: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred non-capital losses as scheduled below:

Year of		Year of
Loss	Amount	Expiration

2006	$16,548	2026
2007	493,777	2027
2008	1,199,618	2028
2009	3,853,251	2029
2010	3,008,921	2030
2011	2,628,028	2031
2012	1,636,396	2032
2013	1,660,225	2033
2014	1,731,437	2034
2015	2,042,332	2035
2016	2,167,895	2036

	$20,438,428

Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. Potential benefit of non-capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the losses carried forward in future years.

Significant components of the Company’s deferred tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

	2016	2015
Deferred income tax assets
Net losses carried forward	$20,438,428	$18,270,533
	7,153,450	6,394,687
Valuation allowance	(7,153,450)	(6,394,687)
Net deferred income tax asset	$–	$–

The valuation allowance reflects the Company’s estimate that the tax assets, more likely than not, will not be realized and consequently have not been recorded in these financial statements. The Company’s tax years subsequent to 2015 are currently remain open and subject to examination by federal tax authorities.

NOTE 18: SUBSEQUENT EVENTS

a)

On December 5, 2016, the Company invested in a deposit for $23,595. The investment matures on November 22, 2017 and bears interest at a rate of 2.3% annually. The investment is to secure a letter to the US Environmental Protection Agency for $23,595 for one of the Company’s wells.

b)

On December 2, 2016, the Company invested in two deposits for $18,108 each. The term of the investments is 12 months, maturing on December 2, 2017 and bears interest at a rate of 0.25% annually. The investments are to secure two letters to the US Environmental Protection Agency for $18,000 each for two of the Company’s wells.

c)

On December 31, 2016, the Company’s subsidiary entered into a Note Amendment Agreement with Aton, a related party to the Company, to extend the maturity date of the note to December 31, 2017. The new principal of the note is $16,909,573 which includes accrued interest of $1,945,712.

NOTE 19: SUPPLEMENTAL OIL AND GAS INFORMATION

Capitalized Costs Related to Oil and Gas Producing Activities

	September 30,	September 30,
	2016	2015

Evaluated oil and gas properties	$20,393,715	$19,856,659
Less accumulated depletion and impairment	(20,387,721)	(19,540,800)

Net capitalized costs for evaluated oil and gas properties	$5,994	$315,859

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	September 30,	September 30,
	2016	2015

Evaluated Property Acquisition Costs	$–	$–
Evaluated Exploration Costs	537,56	748,837

	$537,56	$748,837

Results of Operations from Oil and Gas Producing Activities

	September 30,	September 30,
	2016	2015

Revenue	$351,312	$452,686
Production costs	(533,381)	(482,798)
Depletion, depreciation and amortization	(604,591)	(259,358)
Impairment of oil and gas properties	(242,330)	(898,861)
Loss from oil and gas operations	$(1,028,990)	$(1,188,331)

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

Future cash flows are computed by applying prices of oil which are based on the respective 12-month unweighted average of the first of the month prices to period end quantities of proved oil reserves. The 12-month unweighted average of the first of the month market prices used for the standardized measures below was $31.59/barrel and $46.14/barrel for liquids for September 30, 2016 and 2015. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	September 30,	September 30,
	2016	2015

	Oil	Oil
	(Mbbl)	(Mbbl)

Balance beginning of the year	211,097	33,090
Revisions of previous estimates	(199,213)	186,546
Production	(8,424)	(8,539)

Balance end of the year	3,460	211,097

Standardized Measure of Discounted Future Net Cash Flow

	September 30,	September 30,
	2016	2015
Future cash inflows	$109,321	$8,992,048
Future production and development costs	(103,877)	(2,776,956)
Future income tax recovery (expenses)	(1,905)	(2,175,282)
Future net cash flows	3,539	4,039,810
10% annual discount for estimated timing of cash flows	358	(1,557,463)
Standardized measure of discounted future net cash flows	$3,897	$2,482,347

Sources of Changes in Discounted Future Net Cash Flows

	September 30,	September 30,
	2016	2015
Standardized measure of discounted future net cash flows at the beginning of the year	$2,482,347	$582,565
Accretion of discount	381,900	89,625
Development costs incurred	537,056	748,837
Changes in estimated development costs	(490,827)	(712,261)
Revision of previous quantity estimates	(764,517)	3,400,316
Net change in prices and production costs	(3,739,681)	(714,887)
Net change in income taxes	1,334,550	(1,022,960)
Sales of oil and gas produced, net of production costs	263,069	111,112
Standardized measure of discounted future net cash flows at the end of the year	$3,897	$2,482,347

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes - Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our chief executive officer and our chief financial officer concluded that our internal control over financial reporting was not effective as of September 30, 2016. The ineffectiveness of our internal control over financial reporting was due to the existence of significant deficiencies constituting material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Management has identified the following material weaknesses:

•	We do not have accounting staff with sufficient U.S. GAAP expertise;

•

There was insufficient segregation of duties in our finance and accounting function due to limited personnel. During the year ended September 30, 2016, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. These control deficiencies could result in a material misstatement to our financial statements that would not be prevented or detected; and

•	We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire more staff with U.S. GAAP expertise if we can obtain additional financing or our revenues increase.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the fourth quarter of the year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at the date of this report, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed

Pierre Mulacek	Chief Executive Officer, President and Director	54	April 23, 2007

Reginald Denny	Chief Financial Officer, Director	69	October 18, 2007
			April 20, 2010

Erich Hofer(1)	Director	54	March 19, 2007

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

Pierre Mulacek – Chief Executive Officer, President and Director

Mr. Mulacek has over 20 years of experience in all facets of the oil and gas industry. Mr. Mulacek attended Texas Tech University from 1979 to 1983 with a focus on Petroleum Land Management until he joined Petroleum Independent and Exploration Corporation as Vice President. Mr. Mulacek was also a founding shareholder of Interoil Corp., an integrated oil and gas company listed on the New York Stock Exchange.

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

Summary Compensation

The following table sets forth all compensation received during the two years ended September 30, 2016 by our chief executive officer, chief financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal years. These officers are referred to as the named executive officers in this annual report.

Summary Compensation Table

						Non-Equity
						Incentive	Nonqualified	All
Name						Plan	Deferred	Other
and					Option	Compensa-	Compensation	Compensa-
Principal		Salary	Bonus	Stock Awards	Awards	tion	Earnings	tion	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Pierre Mulacek	2016	240,000	Nil	Nil	Nil	Nil	Nil	Nil	240,000
Chief Executive Officer,	2015	241,250	Nil	Nil	Nil	Nil	Nil	Nil	241,250
President and Director

Reginald Denny	2016	175,000	Nil	Nil	Nil	Nil	Nil	Nil	175,000
Chief Financial Officer and	2015	197,000	Nil	Nil	Nil	Nil	Nil	Nil	197,000
Director

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

1.	US$360,000 (calculated as 18-months’ salary payable under the agreement); and

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

1.	US$262,500 (calculated as 18-months’ salary payable under the agreement); and

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

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of September 30, 2016:

	Options Awards					Stock Awards

Equity
								Equity	Incentive
						Number		Incentive	Plan
			Equity			of		Plan	Awards:
			Incentive			Shares	Market	Awards:	Market or
			Plan			or	Value of	Number of	Payout
	Number	Number	Awards:			Units	Shares	Unearned	Value of
	of	of	Number of			of	or Units	Shares,	Unearned
	Securities	Securities	Securities			Stock	of Stock	Units or	Shares,
	Underlying	Underlying	Underlying			That	That	Other	Units or
	Unexercised Option	Unexercised	Unexercised		Option	Have	Have	Rights That	Other
	Options	Options	Unearned	Exercise	Expiration	Not	Not	Have Not	Rights That
	(#)	(#)	Options	Price	Date	Vested	Vested	Vested	Have Not
Name	Exercisable	Unexercisable	(#)	($)	m/d/y	(#)	($)	(#)	Vested ($)
Pierre	600,000(1)	Nil	Nil	$0.10(1)	12/31/2018(1)	N/A	N/A	N/A	N/A
Mulacek	650,000(1)			$0.10(1)	12/31/2018(1)
	300,000			$0.10	03/01/2019

Reginald	100,000	Nil	Nil	$0.10(2)	09/30/2018(2)	N/A	N/A	N/A	N/A
Denny	350,000			$0.10(2)	12/31/2018(2)
	550,000			$0.10(2)	12/31/2018(2)
	300,000			$0.10	03/01/2019

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

Director Compensation

The particulars of compensation paid to our directors who are not named executive officers for our year ended September 30, 2016, is set out in the following director compensation table:

	Fees			Non-Equity	Nonqualified	All
	Earned or	Stock	Option	Incentive
Name	Paid in	Awards	Awards	Plan	Deferred	Other	Total
	Cash	($)	($)	Compensation	Compensation	Compensation	($)
	($)			($)	Earnings	($)

Erich Hofer	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

The following table sets forth for our directors who are not named executive officers certain information concerning the outstanding equity awards as of September 30, 2016:

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

Security ownership of certain beneficial owners

Title of	Name and address of	Amount and nature of	Percent of
class	beneficial owner	beneficial ownership[1]	class

Common Stock	Centrum Bank AG	5,234,117 Direct	9.7%
	Kirchstrasse 3
	Postfach 1168
	Vaduz, FL-9490
	Liechteinstein

Common Stock	Aton Select Fund Limited	5,234,117 Direct	9.7%
	Aeulestrasse 5
	9490 Vaduz
	Vaduz, Liechtenstein

Title of	Name and address of	Amount and nature of	Percent of
class	beneficial owner	beneficial ownership[1]	class

Common Stock	Aton Select Funds Limited	7,872,900 Direct	14.5%
	Aeulestrasse 5
	9490 Vaduz
	Vaduz, Switzerland
		18,341,134	33.90%

1 Based on 54,182,267 shares of common stock issued and outstanding as of February 6, 2017.

Security ownership of management.

Title of	Name and address of	Amount and nature of	Percent of
class	beneficial owner	beneficial ownership[1]	class

Common Stock	Pierre Mulacek	6,037,500 Direct[2]	11.1%
	PO Box 2601
	Conroe TX 77305
Common Stock	Erich Hofer	1,200,000 Direct[3]	2.2%
	Grossackerstrasse 64
	CH-8041
	Zurich, Switzerland

Common Stock	Reginald Denny	1,450,000 Direct[4]	2.7%
	16709 French Harbour Court
	Austin, Texas 78734
	Directors and Executive	8,687,500	16.00%
	Officers as a Group

[1]	Based on 54,182,267 shares of common stock issued and outstanding as of February 6, 2017.

[2]	Consists of 4,487,500 shares of common stock and stock options to acquire an aggregate of 1,550,000 shares of common stock exercisable within

60 days of the date of this report.

[3]	Consists of 300,000 shares of common stock and stock options to acquire an aggregate of 900,000 shares of common stock exercisable within 60 days of the date of this report.

[4]	Consists of 150,000 shares of common stock, and stock options to acquire an aggregate of 1,300,000 shares of common stock exercisable within

60 days of the date of this report.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons.

Other than as set forth herein, and to our knowledge, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the years ended September 30, 2016 and 2015 or in any currently proposed transaction, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

On November 22, 2013, our company and Acquisition Corp, entered into a note amendment and interest conversion agreement with Aton, a related person of our company as a result of holding more than 5% our common stock, to be effective November 15, 2013, whereby: (i) Aton agreed to increase the amount outstanding under a 2013 promissory note by $1,705,000.00 such that the outstanding principal balance under the promissory note equaled US$11,811,025.00; (ii) Aton converted the outstanding accrued interest equal to US$466,815.29 into 4,668,152 shares of our common stock at a deemed price of US$0.10 per share; and (iii) Aton agreed to extend the maturity date under the promissory note from March 31, 2014 to December 31, 2015.

At September 30, 2016, we owed back pay of $93,250 (September 30, 2015 - $3,750) to Pierre Mulacek and $8,792 (September 30, 2015 - $11,029) to Reginald Denny.

At September 30, 2016, our company owed $14,963,861 (2015 - $14,963,861) to Aton, a related party to our company, pursuant to the loan modification agreement dated November 1, 2014.

At September 30, 2016, $463,249 of the project advances of $2,084,621 was provided by Aton. At September 30, 2015, $498,616 of the project advances of $2,243,773 was provided by Aton.

At September 30, 2016, $1,621,372 of the project advances of $2,084,621 was provided by Knightwall.  At September 30, 2015, $1,745,157 of the project advances of $2,243,773 was provided by Knightwall.

On November 1, 2014, Acquisition Corp entered into a further note amendment agreement with Aton to be effective November 1, 2014, whereby the parties agreed:

(a)

the maturity date under the amended and restated secured promissory note issued by Acquisition Corp. to Aton as of February 6, 2013, as amended November 15th, 2013 was extended from December 31, 2015 to December 31, 2016 (the “2014 Extension”),

(b)	the current outstanding accrued interest under the note equal to US$677,836.40 was added to the principal amount of the note (the “Added Interest”),

(c)

Aton agreed to loan to Acquisition Corp an additional US$2,475,000.00 (the “Additional Loan Amount”) such that the outstanding balance under the note (including the Added Interest) equaled US$14,963,861.40, and

(d)

the sections of the note with respect to payment of interest in shares of our common be deleted such that interest payments in shares of our common stock is no longer allowed (the “Interest Payment Amendment”).

The note was deemed to be amended in all manners and respects related to the 2014 Extension, Added Interest, Additional Loan Amount and the Interest Payment Amendment and, in all other respects, the note remained unchanged and in full force and effect.

On December 31, 2016, our company renewed the note and extended the maturity date to December 31, 2017.

Our company evaluated the November 1, 2014 modification under the guidance found in ASC 470-50 and ASC 470-60 and determined that the carrying value of the 2013 Note did not exceed the total future cash payments of the 2014 Note and that the notes were not substantially different. As a result, it was concluded that the revised terms constituted a debt modification rather than a debt extinguishment and no gain or loss was recorded.

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

Audit fees

The aggregate fees billed for the two most recently completed years ended September 30, 2016 and 2015 for professional services rendered by MaloneBailey, LLP, of Houston, Texas for the audit of our annual consolidated financial statements, reviews of our quarterly consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
Audit Fees and Audit Related Fees	$33,750	$38,500
Tax Fees	nil	7,500
All Other Fees	nil	nil
Total	$33,750	$46,000

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3)	(i) Articles of Incorporation and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on August 19, 2004)
3.3	Articles of Merger filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)
3.4	Certificate of Change filed with the Secretary of State of Nevada on October 17, 2006 (incorporated by reference from our Current Report on Form 8-K filed on November 1, 2006)
(4)	Instruments defining the rights of security holders including indentures
4.1	Debenture with John Thomas Bridge & Opportunity Fund (incorporated by reference from our Current Report on Form 8-K filed on March 26, 2008)

(10)	Material Contracts
10.1	10% Promissory Note dated July 14, 2008 issued by our company to Aton Select Fund Limited in the principal amount of $375,000 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2008)
10.2	Form of Note Purchase Agreement dated September 3, 2008 between our company and an unaffiliated lender (incorporated by reference from our Current Report on Form 8-K/A filed on December 10, 2008)
10.3	Amended and Restated Stock Option Agreement dated November 14, 2008 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on November 20, 2008)
10.4	Note Purchase Agreement dated April 17, 2009 between our company and Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.5	Promissory Note dated April 17, 2009 issued by our company to Global Project Finance AG (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.6	Note Purchase Agreement dated April 29, 2009 between our company and Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.7	Promissory Note dated April 29, 2009 issued by our company to Aton Select Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on May 13, 2009)
10.8	Loan Consolidation Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.9	Note Purchase Agreement dated as of October 1, 2009, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.10	Promissory Note dated October 1, 2009, of Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on October 7, 2009)
10.11	Stock Option Agreement dated October 14, 2009 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.12	Stock Option Agreement dated October 14, 2009 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.13	Stock Option Agreement dated October 14, 2009 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 19, 2009)
10.14	Purchase and Sale Agreement dated April 9, 2010, by and between Provident Energy Associates of Montana, LLC, as Seller, and Knightwall Invest, Inc., as Buyer (incorporated by reference from our Current Report on Form 8-K filed on April 12, 2010)
10.15	Note Purchase Agreement dated as of the 17th day of July, 2010, between our company and Global Project Finance AG (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 13, 2010)
10.16	Stock Option Agreement dated October 8, 2010 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.17	Stock Option Agreement dated October 8, 2010 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.18	Stock Option Agreement dated October 8, 2010 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K filed on October 14, 2010)
10.19	Option Agreement dated November 22, 2010 between Provident Energy Associates of Montana, LLC and Knightwall Invest, Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 26, 2010)

10.20	Conversion and Loan Modification Agreement dated as of October 1, 2011 between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.21	Note Purchase Agreement dated as of October 1, 2011, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.22	Promissory Note dated October 1, 2011, with Arkanova Acquisition Corporation (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.23	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on November 3, 2011)
10.24	Loan Modification Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.25	Amended and Restated Note Purchase Agreement dated as of July 1, 2012, between Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.26	Amended and Restated Promissory Note dated July 1, 2012, with Arkanova Acquisition Corporation as maker (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.27	Guaranty Agreement between Arkanova Energy Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K filed on August 13, 2012).
10.28	Form of Subscription Agreement (incorporated by reference from our Current Report on Form 8-K filed on December 14, 2012).
10.29	Form of amendment to the stock option agreement (incorporated by reference from our Current Report on Form 8-K and filed on November 20, 2013)
10.30	Note Amendment and Conversion Agreement dated as of November 15, 2013, among Arkanova Energy Corporation, Arkanova Acquisition Corporation and Aton Select Funds Limited. (incorporated by reference from our Current Report on Form 8-K and filed on November 22, 2013)
10.31	Stock Option Agreement dated March 1, 2014 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.32	Stock Option Agreement dated March 1, 2014 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.33	Stock Option Agreement dated March 1, 2014 with Erich Hofer (incorporated by reference from our Current Report on Form 8-K and filed on March 6, 2014)
10.34	Executive Employment Agreement dated October 1, 2014 with Pierre Mulacek (incorporated by reference from our Current Report on Form 8-K and filed on November 11, 2014)
10.35	Executive Employment Agreement dated October 1, 2014 with Reginald Denny (incorporated by reference from our Current Report on Form 8-K and filed on November 11, 2014)
10.36	Note Amendment Agreement dated as of November 1, 2014, among Arkanova Energy Corporation, Arkanova Acquisition Corporation and Aton Select Funds Limited (incorporated by reference from our Current Report on Form 8-K and filed on November 6, 2014)

(21)	Subsidiaries
21.1	Arkanova Acquisition Corporation (Delaware)
21.2	Prism Corporation (Oklahoma)
21.3	Provident Energy of Montana, LLC (Montana Limited Liability Company)
(31)	Section 302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Pierre Mulacek
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Reginald Denny
(32)	Section 906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(99)	Additional Exhibits
99.1	Report of Gustavson Associates dated December 16, 2011 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 29, 2011)
99.2	Report of Gustavson Associates dated December 18, 2012 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 31, 2012)
99.3	Report of Gustavson Associates dated November 25, 2013 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 24, 2013)
99.4	Report of Gustavson Associates dated November 18, 2014 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on December 23, 2014)
99.5	Report of Gustavson Associates dated December 11, 2015 on Montana Properties (incorporated by reference from our annual report on Form 10-K filed on January 12, 2016)
99.6*	Report of Gustavson Associates dated January 18, 2017 on Montana Properties
99.7	2008 Amended and Restated Stock Option Plan (incorporated by reference from our Current Report on Form 8- K and filed on November 20, 2013)
(101)	XBRL
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKANOVA ENERGY CORPORATION

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: February 10, 2017

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: February 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Pierre Mulacek
By: Pierre Mulacek
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: February 10, 2017

/s/ Reginald Denny
By: Reginald Denny
Chief Financial Officer and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: February 10, 2017

/s/ Erich Hofer
By: Erich Hofer
Director
Dated: February 10, 2017